Form 10-Q
period 1995-04-29
HARRIS PAUL STORES INC
filed 1995-06-13
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10 - Q


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----
      Exchange Act of  1934.  For the quarterly period ended April 29, 1995
                                                             --------------
      or

      Transition report pursuant to Section 13 or 15(d) of the Securities
- -----
      Exchange Act of 1934.  For the transition period from______to_______


      Commission File Number 0-7264
                             ------

                          PAUL HARRIS STORES, INC.
- -------------------------------------------------------------------------------

          Indiana                                         35-0907402
   ---------------------------------                  ---------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


      6003 Guion Rd., Indianapolis, IN                        46254
   -------------------------------------------        ---------------------
     (Address of principal executive offices)         (Zip Code)

                               (317) 293-3900
- -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
- -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X           No
                      -----------         ---------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes      X           No
                      ------------        ---------

As of June 2, 1995, 9,997,616 common shares were outstanding (including 2,850,912 shares of non-voting common stock).

                                      INDEX

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I.        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - April 29, 1995,
          January 28, 1995 and April 30, 1994                                  1

          Consolidated Statements of Income - For the thirteen
          weeks ended April 29,1995 and April 30, 1994                         2

          Consolidated Statements of Cash Flows - For the
          thirteen weeks ended April 29, 1995 and April 30, 1994               3

          Consolidated Statements of Shareholders' Equity - For the
          thirteen weeks ended April 29, 1995 and April 30, 1994               4

          Notes to Consolidated Financial Statements                           5


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          6-7


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                     7

                                           PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                           UNAUDITED
                                                        (in thousands)

                                               April 29, 1995         January 28, 1995       April 30, 1994
                                             ------------------      ------------------    ------------------
 ASSETS
 Current Assets
     Cash and cash equivalents               $      16,039           $      21,349         $      12,186
     Merchandise inventories                        22,335                  19,567                22,179
     Other receivables                                 927                     949                 1,100
     Prepaid expenses                                  992                   1,016                   965
     Income tax recoverable                            629                      -                     -
                                             ------------------      ------------------    ------------------
            Total current assets
                                                    40,922                  42,881                36,430
                                             ------------------      ------------------    ------------------
 Property, fixtures and equipment
     Land, building and improvements                 5,715                   5,693                 5,665
     Store fixtures and equipment                   10,958                  10,617                 9,058
     Leasehold improvements and other               10,857                  10,524                 9,793
                                             ------------------      ------------------    ------------------
                                                    27,530                  26,834                24,516
     Less accumulated depreciation and
        amortization                                (8,375)                 (7,507)               (4,958)
                                             ------------------      ------------------    ------------------
                                                    19,155                  19,327                19,558
 Other assets                                        1,115                   1,246                 1,042
                                             ------------------      ------------------    ------------------
                                             $      61,192           $      63,454         $      57,030
                                             ==================      ==================    ==================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
     Accounts payable                         $      8,071           $       7,607          $      6,913
     Compensation and related taxes                    731                   1,382                   694
     Income taxes payable                              275                     416                   339
     Other accrued expenses                          3,569                   4,225                 3,378
     Current maturities of long-term debt            4,320                   4,320                   120
     Accrued reorganization expenses and
        settlements                                    481                     485                   821
                                             ------------------      ------------------    ------------------
            Total current liabilities
                                                    17,447                  18,435                12,265
                                             ------------------      ------------------    ------------------
 Long-term debt                                     21,940                  21,970                26,265
 Other non-current liabilities                       3,130                   3,159                 3,176
 Shareholders' equity
     Preferred stock (no par value)
       Authorized 1,000 shares; non issued
     Common stock (no par value)
       Authorized 20,000 shares; issued
            9,998, 9,998 and 9,975                   1,576                   1,576                 1,576
       Additional paid in capital                    3,745                   3,745                 2,131
       Retained earnings                            13,354                  14,569                11,617
                                             ------------------      ------------------    ------------------
            Total shareholders' equity
                                                    18,675                  19,890                15,324
                                             ------------------      ------------------    ------------------
                                             $      61,192           $      63,454         $      57,030
                                             ==================      ==================    ==================

                    See accompanying "Notes To Consolidated Financial Statements"


                                        PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                        UNAUDITED
                                          (in thousands, except per share data)




                                                       For the                      For the
                                                   thirteen weeks               thirteen weeks
                                                        ended                        ended
                                                   April 29, 1995               April 30, 1994
                                                  ----------------             ----------------
 Net sales                                         $     34,801                 $     34,083
 Cost of sales, including occupancy
    expenses exclusive of depreciation                   24,617                       22,375
                                                  ----------------             ----------------
 Gross Income                                            10,184                       11,708

 Selling, general and administrative                     10,758                       10,014
    expenses
 Depreciation and amortization                              895                          843
 Interest expense, net                                      513                          649
                                                  ----------------             ----------------
 Income (loss) before income taxes                       (1,982)                         202
 Provision (credit) for income taxes                       (767)                          77
                                                  ----------------             ----------------
 Net income (loss)                                       (1,215)                $        125
                                                  ================             ================
 Net income (loss) per common share                $      (0.12)                $       0.01
                                                  ================             ================
 Weighted average number of shares and
    share equivalents outstanding                         9,998                       10,181
                                                  ================             ================


                              See accompanying "Notes To Consolidated Financial Statements"

                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   UNAUDITED
                                                (in thousands)

                                                                   For the                   For the
                                                                  thirteen                  thirteen
                                                                    weeks                     weeks
                                                                    ended                     ended
                                                                  April 29,                 April 30,
                                                                    1995                      1994
                                                              ----------------           ----------------
 Cash flow from operating activities:
 Net income (loss)                                              $   (1,215)                $      125
 Adjustments to reconcile earnings to cash provided:
    Depreciation and amortization                                      895                        843
    Utilization of net operating loss carryforward                     -                           65
    (Increase) decrease in current assets:
      Merchandise inventories                                       (2,768)                    (3,142)
      Other receivables                                                 22                        199
      Prepaid expenses                                                  24                         10
      Income taxes recoverable                                         629                        -
    Increase (decrease) in current liabilities:
      Accounts payable                                                 464                        959
      Accrued compensation and expenses                               (625)                    (1,149)
      Accrued interest                                                (683)                      (682)
      Accrued income taxes payable                                    (141)                       (52)
    (Increase) decrease in other assets                                 66                       (194)
    Increase (decrease) in other non-current liabilities               (29)                        41
                                                              ----------------           ----------------
 Net cash flow from operating activities                            (4,618)                    (2,977)
                                                              ----------------           ----------------
 Net cash flow from investing activities:
    Additions to fixed assets                                         (658)                    (1,309)
                                                              ----------------           ----------------
 Cash flow from financing activities:
    Repayment of long-term debt                                        (30)                      (664)
    Sale of common stock under stock option plan                        --                          38
                                                              ----------------           ----------------
 Net cash flow from financing activities                               (30)                      (626)
                                                              ----------------           ----------------
 Cash flow effect of reorganization activities:
    Payment of accrued reorganization expense                           (4)                      (115)
                                                              ----------------           ----------------
                                                                $   (5,310)                $   (5,027)
                                                              ================           ================
 Cash and cash equivalents
    At beginning of period                                      $   21,349                 $   17,213
    At end of period                                            $   16,039                 $   12,186
                                                              ----------------           ----------------
                                                                $   (5,310)                $   (5,027)
                                                              ================           ================
 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                    $    1,455                 $    1,471
                                                              ================           ================

    Cash paid during the period for income taxes                $        2                 $       48
                                                              ================           ================

                              See accompanying "Notes to Consolidated Financial Statements"

                                        PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        UNAUDITED
                                                     (in thousands)


                                                                 For the thirteen weeks ended
                                                 -------------------------------------------------------------
                                                        April 29, 1995                   April 30, 1994
                                                   SHARES           AMOUNT          SHARES           AMOUNT
                                                 ----------       -----------     ----------     -------------
 PREFERRED STOCK (1,000 AUTHORIZED):
 COMMON STOCK (20,000 AUTHORIZED):
   (16,500 voting shares; 3,500 non-voting
       shares)
          Beginning balance                        9,998          $   1,576          9,662       $     1,576
          Issuance of Common Stock                    --                 --            313                --
                                                 ----------       -----------     ----------     -------------
            Ending balance                         9,998              1,576          9,975             1,576
                                                 ==========       ===========     ==========     =============
 ADDITIONAL PAID IN CAPITAL:
          Beginning balance                                       $    3,745                     $     2,028
          Benefit of the net operating loss
            carryforward                                                 --                               65
          Exercise of stock options                                      --                               38
                                                                  -----------                    -------------
            Ending balance                                        $    3,745                     $     2,131
                                                                  ===========                    =============
 RETAINED EARNINGS:
          Beginning balance                                       $   14,569                     $    11,492
          Net income (loss)                                          (1,215)                             125
                                                                  -----------                    -------------
            Ending balance                                        $   13,354                     $    11,617
                                                                  ===========                    =============

                              See accompanying "Notes to Consolidated Financial Statements"


                 PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                     NOTES TO THE FINANCIAL STATEMENTS


1. Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 28, 1995 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 29, 1995 and for all other periods presented have been made.

The results of operations for the first quarter of fiscal year 1995 are not necessarily indicative of the results to be expected for the entire fiscal year 1995. The Company historically produces a majority of its net income in the fourth quarter of the fiscal year due to the stronger sales experienced during the December holiday season.

Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2. Income Tax Recoverable

The Company has provided for tax credits based upon statutory rates for the first quarter of 1995 based on the expectation of a net profit for the entire fiscal year 1995.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of operations

The Company's net sales increased to $34,801,000 in the first quarter of fiscal year 1995 (the thirteen weeks ended April 29, 1995) from $34,083,000 in the first quarter of fiscal year 1994 (the thirteen weeks ended April 30, 1994), an increase of $718,000, or 2%. The increase in net sales was attributable to a net increase in the number of stores open at the end of the first quarter of the fiscal year 1995 compared to the end of the first quarter of fiscal year 1994 which was partially offset by a 9% decrease in comparable store sales. The Company operated 249 stores on April 29, 1995 compared to 216 stores on April 30, 1994. The 9% comparable store sales decline was due to a general weakness in consumer demand for women's apparel which resulted in a decline in the number of customer transactions per store and a slight decline in the average price per unit.

During the first quarter of fiscal year 1995, the fashion division and The $5-$10-$15-$20 Place division ("$5-20") accounted for approximately 86% and 14%, respectively, of the Company's revenue, and approximately 96% and 4%, respectively, of the Company's operating profit before home office overhead.

Cost of sales, including occupancy expenses exclusive of depreciation, increased to 71% of net sales during the first quarter of fiscal year 1995 from 66% of net sales during the first quarter of fiscal year 1994. This increase was due to greater than planned promotional markdowns aimed at stimulating consumer demand which was brought about by lower than expected sales in the first quarter of fiscal year 1995.

Selling, general and administrative expenses were $10,768,000, or 31% of net sales, for the first quarter of fiscal year 1995 compared to $10,014,000, or 29% of net sales, for the first quarter of fiscal year 1994. The dollar increase primarily resulted from increases in selling payroll due to the net increase in stores open. Selling, general and administrative expenses declined by 7% on a store by store basis from the first quarter of fiscal 1994 to the first quarter of fiscal 1995. The increase in selling, general and administrative expenses expressed as a percentage of net sales was primarily due to the decline in comparable store sales.

Depreciation and amortization expenses increased from $843,000 in the first quarter of fiscal 1994 to $895,000 for the first quarter of fiscal 1995 as a result of increased capital expenditures over the last two years related mainly to the opening of new stores.

Net interest expense for the first quarter of fiscal year 1995 decreased to $513,000 from $649,000 for the first quarter of fiscal year 1994. This decrease in net interest expense reflects an increase in the interest rate earned on short-term investments as well as the maintenance of higher cash balances compared to the first quarter of fiscal year 1994.

The Company has provided for tax credits based on statutory rates of $767,000 for the first quarter of fiscal year 1995 based on the expectation of a net profit for the entire fiscal year 1995.

As a result of all the above factors, the Company had a net loss of $1,215,000 for the first quarter of fiscal year 1995 compared to net income of $125,000 for the first quarter fiscal year 1994. The Company historically produces a majority of its net income in the fourth quarter of the fiscal year due to the stronger sales experienced during the December holiday season.


Liquidity and Capital Resources

Cash and cash equivalents totaled $16,039,000 at the end of the first quarter of fiscal year 1995, a 32% increase from the first quarter of fiscal 1994 total of $12,186,000. During the first quarter of fiscal year 1995, the Company used $5,310,000 of cash compared to the $5,027,000 of cash used during the first quarter of fiscal 1994.


While merchandise inventories increased slightly from $22,179,000 at the end of the first quarter of fiscal year 1994, as compared to $22,335,000 at the end of the first quarter of fiscal year 1995, inventory on a store for store basis was 13% lower. The Company's inventory turnover increased slightly for the first quarter of fiscal year 1995 when compared to the first quarter of fiscal year 1994.


The Company has a $13.5 million revolving bank line of credit facility which is principally intended for the funding of letters of credit for merchandise from overseas. The Company may make direct borrowings of up to $3.5 million of this revolving bank line of credit facility.


Capital spending by the Company for the first quarter of fiscal year 1995 was $696,000, primarily for new stores' fixtures and leasehold improvements. The Company was operating 249 stores at the end of the first quarter of fiscal year 1995. During the first quarter of fiscal year 1995 the Company opened 12 fashion division stores, closed two $5-20 stores and converted one store from $5-20 to a fashion store. The Company plans to open approximately seven more fashion division stores and convert two more $5-20 stores to fashion stores during the remainder of fiscal year 1995. The Company plans to close approximately 15 to 20 stores which would include a minimum of eight of $5-20 division stores. The majority of these planned closings are expected to take place in the later part of the fourth quarter of fiscal year 1995.


Sales since the end of the first quarter of fiscal year 1995 continue to be disappointing.


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------


   (a)   27 Financial Data Schedule

   (b)   Reports on Form 8-K : None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   PAUL HARRIS STORES, INC.

                                      (Registrant)



Date:  June 9, 1995                /s/ John H. Boyers
       ------------                ------------------

                                   John H. Boyers

                                   Senior Vice President - Finance and Treasurer

                                   Signing on behalf of the Registrant and as

                                   Chief Financial Officer