Form 10-Q/A
period 1995-07-29
HARRIS PAUL STORES INC
filed 1995-10-03
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10 - Q/A

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 29, 1995 or

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.
     For the transition period from ___________ to ________

Commission File Number 0-7264

                           PAUL HARRIS STORES, INC.

                Indiana                            35-0907402
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

6003 Guion Rd., Indianapolis, IN                     46254
(Address of Principal executive                    (Zip Code)
offices)


                            (317) 293-3900
           (Registrant's telephone number, including area code)

                             Not Applicable
           (Former name, former address and former fiscal year,
                       if changed since last report)

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

As of August 20, 1995, 9,997,616 common shares were outstanding (including 2,850,912 shares of non-voting common stock).







          This Form 10-Q/A is being filed for the purpose of filing the registrant's financial data schedule for the year-to-date period ended July 29, 1995 as Exhibit 27.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Paul Harris Stores, Inc.
                                   (Registrant)



Date: September 29, 1995      /s/ John H. Boyers
                              John H. Boyers
                              Senior Vice President - Finance and Treasurer
                              Signing on behalf of the registrant and as
                              principal financial officer.