Form 10-Q
period 1995-10-18
HARRIS PAUL STORES INC
filed 1995-12-11
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of  1934.
For the quarterly period ended October 28, 1995 or
                               ----------------
     Transition report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of  1934.
     For the transition period from               to
                                    ---------------    -----------
Commission File Number 0-7264
                       ------
                              PAUL HARRIS STORES, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Indiana                                        35-0907402
----------------------------------------               ------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   6003 Guion Rd., Indianapolis, IN                             46254
----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)
                                          (317) 293-3900
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)
                                          Not Applicable
-------------------------------------------------------------------------------
        (Former name, address and fiscal year, if changed since last report)

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes    X      No
                                                          --------     --------
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes    X       No
                                                          --------     --------
As of December 4, 1995, 10,018,949 common shares were outstanding (including 2,850,912 shares of non-voting common stock).

                                  INDEX

               PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets - October 28, 1995,
     January 28, 1995 and October 29, 1994                            1

     Consolidated Statements of Operations - For the thirteen
     weeks ended October 28,1995 and October 29, 1994                 2

     Consolidated Statements of Operations - For the thirty-nine
     weeks ended October 28,1995 and October 29, 1994                 3

     Consolidated Statements of Cash Flows - For the
     thirty-nine weeks ended October 28, 1995 and October 29, 1994    4

     Consolidated Statements of Shareholders' Equity - For the
     thirty-nine weeks ended October 28, 1995 and October 29, 1994    5

     Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     7-9

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              10

                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                  UNAUDITED
                                                (in thousands)

                                                        October 28,       January 28,       October 29,
                                                           1995              1995              1994
                                                       -------------     -------------     -------------
ASSETS

Current assets
   Cash and cash equivalents                           $      7,773      $     21,349      $      4,285
   Merchandise inventories                                   31,463            19,567            30,252
   Other receivables                                            651               949             1,608
   Prepaid expenses                                           1,223             1,016             1,011
   Income tax recoverable                                     1,357              ---               ---
                                                       -------------     -------------     -------------
      Total current assets                                   42,467            42,881            37,156
                                                       -------------     -------------     -------------
Property, fixtures and equipment
   Land, building and improvements                            5,715             5,693             5,700
   Store fixtures and equipment                              10,822            10,617            10,160
   Leasehold improvements and other                          11,126            10,524            10,103
                                                       -------------     -------------     -------------
                                                             27,663            26,834            25,963
   Less accumulated depreciation and amortization            (9,180)           (7,507)           (6,231)
                                                       -------------     -------------     -------------
                                                             18,483            19,327            19,732
Other assets                                                  1,051             1,246             1,042
                                                       -------------     -------------     -------------
                                                       $     62,001      $     63,454      $     57,930
                                                       =============     =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings                               $       ---       $       ---       $      2,000
   Accounts payable                                          12,975             7,607             8,440
   Compensation and related taxes                               731             1,382               735
   Income taxes payable                                         113               416                49
   Other accrued expenses                                     3,293             4,225             2,962
   Current maturities of long-term debt                       4,320             4,320             2,220
   Accrued reorganization expenses and settlements              404               485               448
                                                       -------------     -------------     -------------
      Total current liabilities                              21,836            18,435            16,854
                                                       -------------     -------------     -------------
Long-term debt                                               19,780            21,970            24,100

Other non-current liabilities                                 3,070             3,159             3,286

Shareholders' equity
       Preferred stock (no par value)
        Authorized 1,000 shares; none issued
       Common stock (no par value)
        Authorized 20,000 shares;  issued 10,019,
        9,998 and 9,998                                       1,716             1,684             1,684
       Additional paid in capital                             3,637             3,637             1,510
       Retained earnings                                     11,962            14,569            10,496
                                                       -------------     -------------     -------------
            Total shareholders' equity                       17,315            19,890            13,690
                                                       -------------     -------------     -------------
                                                       $     62,001      $     63,454      $     57,930
                                                       =============     =============     =============

                          See accompanying "Notes To Consolidated Financial Statements"
                                                   1

                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 UNAUDITED
                                     (in thousands, except per share data)

                                                         For the                 For the
                                                         thirteen                thirteen
                                                        weeks ended             weeks ended
                                                        October 28,             October 29,
                                                           1995                     1994
                                                      -------------            -------------
Net sales                                             $     36,880             $     38,743
Cost of sales, including occupancy expenses
  exclusive of depreciation                                 25,246                   27,297
                                                      -------------            -------------
Gross income                                                11,634                   11,446

Selling, general and administrative expenses                11,267                   11,607
Depreciation and amortization                                  809                      982
Interest expense, net                                          554                      692
                                                      -------------            -------------

Loss before income taxes                                      (996)                  (1,835)

Credit for income taxes                                       (384)                    (700)
                                                      -------------            -------------
Net loss                                              $       (612)            $     (1,135)
                                                      =============            =============

Net loss per common share                             $      (0.06)            $      (0.11)
                                                      =============            =============
Weighted average number of shares and
  share equivalents outstanding                             10,009                    9,995
                                                      =============            =============

                     See accompanying "Notes To Consolidated Financial Statements"
                                                   2



                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 UNAUDITED
                                     (in thousands, except per share data)

                                                         For the                 For the
                                                        thirty-nine             thirty-nine
                                                        weeks ended             weeks ended
                                                        October 28,             October 29,
                                                           1995                    1994
                                                      -------------            -------------
Net sales                                             $    108,191             $    109,082
Cost of sales, including occupancy expenses
  exclusive of depreciation                                 74,656                   73,936
                                                      -------------            -------------
Gross income                                                33,535                   35,146

Selling, general and administrative expenses                33,574                   32,026
Depreciation and amortization                                2,639                    2,766
Interest expense, net                                        1,583                    1,963
                                                      -------------            -------------

Loss before income taxes                                    (4,261)                  (1,609)

Credit for income taxes                                     (1,654)                    (613)
                                                     --------------            -------------
Net loss                                             $      (2,607)            $       (996)
                                                     ==============            =============

Net loss per common share                            $       (0.26)            $      (0.10)
                                                     ==============            =============
Weighted average number of shares and
  share equivalents outstanding                             10,002                   10,099
                                                     ==============            =============

                      See accompanying "Notes To Consolidated Financial Statements"
                                                    3

                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 UNAUDITED
                                               (in thousands)

                                                                For the                  For the
                                                              thirty-nine              thirty-nine
                                                              weeks ended              weeks ended
                                                              October 28,              October 29,
                                                                 1995                      1994
                                                              -----------              -----------
Cash flow from operating activities:
Net loss                                                      $   (2,607)              $     (996)

Adjustments to reconcile earnings to cash provided:
    Depreciation and amortization                                  2,639                    2,766
    Net loss from disposal of assets                                 220                      188
    Utilization of net operating loss carryforward                  ---                      (497)
    (Increase) decrease in current assets:
      Merchandise inventories                                    (11,896)                 (11,215)
      Other receivables                                              298                     (309)
      Prepaid expenses                                              (207)                     (36)
      Income taxes recoverable                                    (1,357)                    ---
    Increase (decrease) in current liabilities:
      Short-term borrowings                                         ---                     2,000
      Accounts payable                                             5,368                    2,486
      Accrued compensation and expenses                             (841)                  (1,524)
      Accrued interest                                              (742)                    (682)
      Accrued income taxes payable                                  (303)                    (342)
    (Increase) decrease in other assets                               62                     (250)
    Decrease in other non-current liabilities                        (90)                     (81)
                                                              -----------              -----------
Net cash flow from operating activities                           (9,456)                  (8,492)
                                                              -----------              -----------
Net cash flow from investing activities:
    Additions to fixed assets                                     (1,881)                  (3,301)
                                                              -----------              -----------
Cash flow from financing activities:
    Repayment of long-term debt                                   (2,190)                    (734)
    Sale of common stock under stock option plan                      32                       87
                                                              -----------              -----------
Net cash flow from financing activities                           (2,158)                    (647)
                                                              -----------              -----------
Cash flow effect of reorganization activities:
    Payment of accrued reorganization expense                        (81)                    (488)
                                                              -----------              -----------
                                                              $  (13,576)              $  (12,928)
                                                              ===========              ===========
Cash and cash equivalents
    At beginning of period                                    $   21,349               $   17,213
    At end of period                                               7,773                    4,285
                                                              -----------              -----------
                                                              $  (13,576)              $  (12,928)
                                                              ===========              ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                  $    2,909               $    2,924
                                                              ===========              ===========
    Cash paid during the period for income taxes              $        5               $       87
                                                              ===========              ===========

                        See accompanying "Notes To Consolidated Financial Statements"
                                                   4


                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 UNAUDITED
                                               (in thousands)

                                                              For the thirty-nine weeks ended
                                                    --------------------------------------------------
                                                        October 28, 1995           October 29, 1994
                                                      SHARES       AMOUNT        SHARES       AMOUNT
                                                    ---------   -----------    ---------   -----------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
 (16,500 voting shares; 3,500 non-voting shares)
Beginning balance                                     9,998     $    1,684       9,662     $    1,597
Issuance of common stock (Exercises of Options)          21             32         336             87
                                                    ---------   -----------    ---------   -----------

      Ending balance                                 10,019     $    1,716       9,998     $    1,684
                                                    =========   ===========    =========   ===========

ADDITIONAL PAID IN CAPITAL:
 Beginning balance                                              $    3,637                 $    2,007
 Benefit of the net operating loss carryforward                       ---                        (497)
                                                                -----------                -----------

      Ending balance                                            $    3,637                 $    1,510
                                                                ===========                ===========

RETAINED EARNINGS:
 Beginning balance                                              $   14,569                 $   11,492
 Net loss                                                           (2,607)                      (996)
                                                                -----------                -----------

      Ending balance                                            $   11,962                 $   10,496
                                                                ===========                ===========

                       See accompanying "Notes To Consolidated Financial Statements"
                                                   5

                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 28, 1995 and for all other periods presented have been made.

The results of operations for the first three quarters of fiscal year 1995 are not necessarily indicative of the results to be expected for the entire fiscal year 1995. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the December holiday season.

Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2. Income Tax Recoverable

The Company has provided for tax credits based upon statutory rates for the first three quarters of fiscal year 1995 based on the expectation of a net profit for the entire fiscal year 1995.
                                  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of operations

Third quarter of fiscal year 1995

The Company's net sales decreased to $36,880,000 in the third quarter of fiscal year 1995 (the thirteen weeks ended October 28, 1995) from $38,743,000 in the third quarter of fiscal year 1994 (the thirteen weeks ended October 29, 1994). The decrease in net sales was attributable to a 11% decrease in comparable store sales, which was partially offset by an increase in the number of stores open at the end of the third quarter of fiscal year 1995 compared to the end of the third quarter of fiscal year 1994. The Company operated 245 stores as of October 28, 1995 compared to 242 stores on October 29, 1994. The 11% comparable store sales decline was due to a general weakness in consumer demand for women's apparel which is reflected in a similar decline in the number of customer transactions per store.

Cost of sales, including occupancy expenses exclusive of depreciation, decreased from approximately 70% of net sales in the third quarter of fiscal year 1994 to approximately 68% of net sales for the third quarter of fiscal year 1995. This was primarily due to a decrease in the cost of goods sold which was partially offset by greater occupancy expenses as a percent of net sales.

During the third quarter of fiscal year 1995, the fashion division and The $5- $10-$15-$20 Place division ($5-$20) accounted for approximately 90% and 10%, respectively, of the Company's net sales, and approximately 96% and 4%, respectively, of the Company's operating profit before home office overhead.

Selling, general and administrative expenses (SG&A) were $11,267,000, or approximately 31% of net sales, for the third quarter of fiscal year 1995 compared to $11,607,000, or approximately 30% of net sales, for the third quarter of fiscal year 1994. The dollar decrease reflects a number of factors, including reduced payroll and related expenses associated with the home office, health benefit claims and professional services and fees, offset by an increase in utilities and maintenance costs as a result of the net increase in stores open.

Depreciation and amortization decreased approximately 18%, from $982,000 for the third quarter of fiscal year 1994 to $809,000 for the third quarter of fiscal year 1995. This decrease is primarily due to the decrease in capital spending for fiscal year 1995 as compared with previous years levels of capital expenditures.

Interest expense, net decreased approximately 20% from $692,000 for the third quarter of fiscal year 1994 to $554,000 for the third quarter of fiscal year 1995. This decrease reflects the maintenance of higher cash balances during the third quarter of fiscal year 1995 as well as an increase in the interest rate earned on short-term investments. Interest expense, net was also reduced as a result of the first semi-annual principal payment on July 31, 1995 of $2,100,000 on the $24,000,000 of 11.375% Notes.

The Company has provided for tax credits based on statutory rates of $384,000 for the third quarter of fiscal year 1995 based on the expectations of a net profit for the entire fiscal year 1995. In order to achieve a net profit for the entire fiscal year, the Company must achieve pre-tax profits in excess of $4,261,000 in the fourth quarter of fiscal year 1995.

As a result of the above factors, the Company had a net loss of $612,000 for the third quarter of fiscal year 1995 which is 46% less than the net loss of $1,135,000 for the third quarter of fiscal year 1994. The Company historically has produced a majority of its income in the fourth quarter of its fiscal year due to stronger sales experienced during the December holiday season.


First nine months of fiscal year 1995

The Company's net sales decreased less than 1%, to $108,191,000 in the first nine months of fiscal year 1995 (the thirty-nine weeks ended October 28, 1995) from $109,082,000 for the same period of fiscal year 1994 (the thirty-nine weeks ended October 29, 1994). The decrease in sales was attributable to a 10% decrease in comparable store sales partially offset by a net increase in the number of stores open during the first nine months of fiscal year 1995 compared to the first nine months of fiscal year 1994. The 10% comparable store sales decline was due to a general weakness in consumer demand for women's apparel which is reflected in a similar decline in the number of customer transactions per store.

Cost of sales, including occupancy expenses exclusive of depreciation, increased slightly from approximately 68% of net sales in the first nine months of fiscal year 1994 to approximately 69% of net sales for the first nine months of fiscal year 1995. This increase was primarily due to greater occupancy costs as a percent of net sales which was partially offset by a decrease in the cost of goods sold as a percent of net sales.

During the first nine months of fiscal year 1995, the fashion division and $5- $20 division accounted for approximately 87% and 13%, respectively, of the Company's net sales, and approximately 93% and 7%, respectively, of the Company's operating profit before home office overhead.

Selling, general and administrative expenses (SG&A) were $33,574,000, or approximately 31% of net sales, for the first nine months of fiscal year 1995 compared to $32,026,000, or approximately 29% of net sales, for the first nine months of fiscal year 1994. The increase resulted primarily from increases in utilities and maintenance costs associated with the net increase in stores open as well as the introduction of a private label credit card program in the third quarter of fiscal year 1994.

Depreciation and amortization decreased approximately 5%, from $2,766,000 for the first nine months of fiscal year 1994 to $2,639,000 for the first nine months of fiscal year 1995. This decrease is primarily due to the decrease in amortized rent expenses for the first nine months of fiscal year 1995 as compared with the amortization of rent expenses for the same period in fiscal year 1994.
                                  8

Interest expense, net decreased approximately 19% from $1,963,000 for the first nine months of fiscal year 1994 to $1,583,000 for the first nine months of fiscal year 1995. This decrease reflects the maintenance of higher cash balances during the first nine months of fiscal year 1995 as well as an increase in the interest rate earned on short-term investments.

The Company has provided for tax credits based on statutory rates of $1,654,000 for the first nine months of fiscal year 1995 based on the expectations of a net profit for the entire fiscal year 1995. In order to achieve a net profit for the entire fiscal year, the Company must achieve pre-tax profits in excess of $4,261,000 in the fourth quarter of fiscal year 1995.

As a result of the above factors, the Company had a net loss of $2,607,000 for the first nine months of fiscal year 1995 compared to a net loss of $996,000 for the first nine months of fiscal year 1994. The Company has historically produced a majority of its income in the fourth quarter of its fiscal year due to stronger sales experienced during the December holiday season.


Liquidity and Capital Resources

Cash and cash equivalents totaled $7,773,000 at the end of the first nine months of fiscal year 1995, an 81% increase from the total of $4,285,000 at the end of the first nine months of fiscal year 1994. During the first nine months of fiscal year 1995, the Company used $13,576,000 of cash compared to $12,928,000 of cash used during the first nine months of fiscal year 1994. On July 31, 1995 the Company made a principal and interest payment totaling $3,465,000 relating to its $24,000,000 of 11.375% Notes. Accounts payable at October 28, 1995 were $4,535,000 higher than at October 29, 1994, primarily due to later receipt of inventory during the third quarter of fiscal year 1995 as compared to the third quarter of fiscal year 1994.

Merchandise inventories increased slightly from $30,252,000 at the end of the first nine months of fiscal year 1994 to $31,463,000 at the end of the first nine months of fiscal year 1995, which represents an increase of 3% on a store for store calculation based on the number of stores at the end of each period. The Company's inventory turn increased slightly for the first nine months of fiscal year 1995 compared to the first nine months of fiscal year 1994.

The Company, on September 28, 1995, increased and extended with the same lending institution, its original $13.5 million revolving bank line of credit facility to $15 million through June 30, 1996. This credit facility is principally intended for the funding of letters of credit for merchandise purchased from overseas and for working capital borrowings of up to $3.5 million.

Capital spending by the Company for the first nine months of fiscal year 1995 was $1,881,000, primarily for new stores and the remodeling of existing stores. During the first nine months of fiscal year 1995, the Company opened 16 fashion and 2 Paul Harris Direct (PHD); converted 5 $5-$20 stores (2 to fashion and 3 to PHD); and closed 12 stores (7 of $5-$20 and 5 fashion). Capital spending requirements for the remainder of fiscal year 1995 are expected to total less than $1 million.

The Company believes that its cash and cash equivalents, supplemented by its increased and extended revolving bank line of credit facility, will satisfy its ongoing working capital and capital spending requirements through the December holiday season. The Company's ability to meet its working capital requirements for fiscal year 1996 will require the Company to have a satisfactorily profitable December holiday season.

PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits:  (4)(g) Third Modification of Secured Credit Agreement,
                         Notes, Mortgage and Other Loan Documents dated as of September 28, 1995 by and between Paul Harris Stores, Inc. and LaSalle National Bank.

                  (27)   Financial Data Schedule

   (b) Exhibits and  Reports on Form 8-K: None
                                 10

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Paul Harris Stores, Inc.
                             ------------------------
                                  (Registrant)



Date:  December 11, 1995          /s/ John H. Boyers
      -------------------         --------------------------
                                  John H. Boyers
                                  Senior Vice President - Finance and Treasurer
                                  Signing on behalf of the registrant and as
                                   principal financial officer.