Form 10-K
period 1996-02-03
HARRIS PAUL STORES INC
filed 1996-05-03
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - K

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----
     Exchange Act of  1934.
For the fiscal year ended February 3, 1996 or
                          ----------------
     Transition report pursuant to Section 13 or 15(d) of the Securities
- -----
     Exchange Act of  1934.
For the transition period from               to
                              ---------------    -----------
Commission File Number 0-7264
                       ------
                              PAUL HARRIS STORES, INC.
- -------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Indiana                                        35-0907402
- ----------------------------------------               ------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   6003 Guion Rd., Indianapolis, IN                             46254
- ----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)
                                          (317) 293-3900
- -------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock without Par Value
- -------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes    X       No
                                                          --------     --------
Consists of 31 Pages
Exhibit Index Appears on Page 29                              Cover Page 1 of 2

As of April 26, 1996, 10,023,949 common shares were outstanding (including 2,850,912 shares of non-voting common stock). The aggregate market value of the common shares held by non-affiliates (based upon the closing price on April 26, 1996 on the NASDAQ) of $4.00 per share was approximately $38,162,000. For the purposes of such calculation, all outstanding shares of common stock have been considered held by non-affiliates, other than the 483,451 shares owned by directors and executive officers of the registrant. In making such calculation the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

The information required by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after February 3, 1996. The Compensation Committee report and performance graph included in such Proxy Statement shall not be deemed incorporated herein by reference.

Consists of 31 Pages
Exhibit Index Appears on Page 29                              Cover Page 2 of 2

PART I
ITEM 1.  BUSINESS
Paul Harris Stores, Inc. (the "Company"), incorporated under the laws of Indiana in 1952, is a specialty retailer which offers moderately priced casual attire for fashion conscious women. At February 3, 1996 the Company operated 235 stores in 26 states and the District of Columbia.

Company Operations
The Company operated retail stores in the following states on the dates indicated:

                         Number of Stores as of                          Number of Stores as of
                        February 3,    January 28,                    February 3,      January 28,
                           1996           1995                           1996              1995
                        -----------    -----------                    -----------      -----------
Arkansas                     2              2           Missouri            6                 6
Delaware                     1              1           Nebraska            2                 2
District of Columbia         1              1           New Jersey          5                 5
Florida                      5              6           New York            2                 2
Georgia                      8              8           North Carolina      12                11
Illinois                     27             30          Ohio                32                33
Indiana                      44             51          Pennsylvania        23                19
Iowa                         7              6           Rhode Island        0                 1
Kentucky                     7              8           South Carolina      5                 5
Louisiana                    3              3           South Dakota        1                 1
Maryland                     8              4           Tennessee           11                11
Massachusetts                1              2           Texas               7                 8
Michigan                     2              1           Virginia            8                 6
Mississippi                  2              2           Wisconsin           3                 4
                                                                           ----              ----
                                                                           235                239
                                                                           ====              ====

Of the Company's 235 stores at February 3, 1996, 217 are fashion division stores located principally in regional enclosed shopping malls. The remaining 18 stores are The $5-$10-$15-$20 Place (The $5-$20) division stores of which the majority are located in strip shopping centers. As of the end of fiscal year 1995 the buying, operations and management of The $5-$20 division stores were consolidated into the fashion division.

The fashion division sells quality merchandise and emphasizes casual clothing coordinated by color, style and fabric. Approximately 92% of all products in the fashion division consists of apparel with the balance being accessories. The $5-$20 stores market Paul Harris, Pasta, off-priced apparel, close-out merchandise and regular market goods at highly competitive prices.

Merchandise is available from a large number of domestic and foreign suppliers under a variety of trade terms and conditions. During fiscal year 1995, no supplier provided more than 5% of the Company's merchandise. A majority of the Company's domestic merchandise is purchased in the New York and Los Angeles areas, and approximately 47% of all merchandise was purchased directly from foreign suppliers in fiscal year 1995. Virtually all merchandise purchased directly for the fashion division stores is private brand merchandise which is manufactured specifically for the Company. Importing operations are subject to normal merchandise quota restrictions imposed by the country of origin, but the Company anticipates no events which would significantly limit its supply of imported merchandise in the near future. All merchandise is distributed to the Company's retail stores from its distribution center in Indianapolis.

The Company stresses testing of styles, colors and pricing to better identify consumer demand and typically contracts for manufacture of products to respond to such consumer demand.

The $5-$20 stores buy primarily domestic, regular market and off price merchandise. During fiscal year 1995, the Company converted 15 of The $5-$20 division stores to fashion division stores and closed 13, ending the year with only 18 stores in this division. The Company plans to close or convert substantially all the remaining The $5-$20 stores in fiscal year 1996.

The Company uses various trademarks such as "Paul Harris", "Paul Harris Design", "PHD", "The $5-$10-$15-$20 Place", "Pasta" (a trademark used on 8 fashion division stores and a line of sportswear) and other trademarks of lesser importance. The Company has no patents, licenses, franchises or other concessions which are considered important to its operations.

Characteristic of the women's retail apparel industry, the Company realizes its highest sales during the month of December. This sales pattern requires higher inventory levels during the fourth quarter of the fiscal year. Various promotional efforts, including markdowns, are used to promote rapid turnover of inventory. In line with the characteristics of the industry, no single customer or group of customers significantly affects the Company's business, and there are no backorders.

The Company accepts major national credit cards as an incentive to increase sales. Credit card sales are converted to cash on a daily basis. A Paul Harris private label credit card was introduced in all fashion division stores effective August 1994 and accounted for approximately 8% of the total Company sales during fiscal year 1995. The private label credit card customer averages approximately 91% higher sales dollars per transaction than the overall company's average sales dollars per transaction. As with the other credit cards, the Company assumes no credit risk for its private label credit card but pays a percentage of sales as a service fee to an independent third party. In fiscal year 1995 approximately 52% of the Company's sales were for cash (including checks).

The retail sale of women's apparel is a highly competitive business. The Company competes with other women's fashion apparel chain stores, department stores, individual stores and discount stores. The manner of competition relates to style, selection, quality, display and price of merchandise, as well as customer service, store design and location. Many of the Company's competitors have much greater financial resources and sales than the Company. The Company is unable to rank itself with regards to number of stores and gross sales, but believes it is one of many similar moderate-sized competitors in an industry which includes a small number of better known larger competitors.

The Company had 2,200 permanent employees (full and part-time) as of February 3,1996. During the 1995 holiday peak shopping season, the Company hired approximately 900 temporary employees.

ITEM 2.  PROPERTIES
The Company owns its home office and distribution center in Indianapolis, Indiana. Situated on 19.5 acres of land, the home office and distribution center have a total area of 435,000 square feet of space. The Company utilizes approximately 65% of this facility and a part of the remaining space is leased to an unaffiliated party for an initial term to expire in 1997. In addition there is one four year option, the term of which would end in 2001, which either party to the aforementioned lease may terminate with six months notice to the other prior to the end of the initial term. The Company believes the remaining space is sufficient to accommodate planned future business volume. The property is subject to a term loan (mortgage) described in " Note 2. Long-Term Debt and Credit Arrangements" of the "Notes To Consolidated Financial Statements".

The Company leases all of its stores. In general, the store leases have an initial term of 5 to 15 years, with some having one or more 5-year options to extend. Some leases have incorporated a "kick-out" clause if sales have not reached an acceptable level after a certain number years of operation, which normally permits either party to terminate if the appropriate sales levels are not achieved.

ITEM 3.  LEGAL PROCEEDINGS
The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers are elected by the Board of Directors and serve at the discretion of the Board. The following sets forth the name, age, positions and business experience of the executive officers of the Company.

Name                    Age         Title

Charlotte G. Fischer    46          Chairman of the Board, President
                                    and Chief Executive Officer

Eloise Paul             39          Senior Vice President of
                                    Merchandising

John H. Boyers         51           Senior Vice President -
                                    Finance and Treasurer

Ms. Fischer became Chairman of the Board, President and CEO on January 29, 1995 (the beginning of the Company's fiscal year 1995). Prior to that she was Vice Chairman and CEO - Designate since April 1994. From October 1991 to 1994, she was a retail consultant. Since November 1992, she was founder and Chairman of C.G.F., Inc., a retail specialty company. From 1986 to 1991, she was employed by Claire's Boutiques, Inc., a specialty retailer of costume jewelry, serving as President and C.E.O. from 1989, and President and Chief Operating Officer since 1986, and was on the Board of Directors of Claire's Stores, Inc., the parent company. Ms. Fischer is a director of Trans World Entertainment Corp., Inc.
                                     5

Ms. Paul has served as Senior Vice President of Merchandising since March 1993. Ms. Paul has been a Vice President since 1988. She served as the General Merchandise Manager from March 1992 to March 1993 and prior to that Ms. Paul was Divisional Product Manager of the Sportswear and Pasta Divisions.

Mr. Boyers was named Senior Vice President - Finance and Treasurer in March 1995. Since January 1995, he was a consultant for Paul Harris Stores, Inc. Mr. Boyers was self-employed for the period of July 1994 to January 1995. From 1990 through July 1994 he was Director of Financial Reporting for The Wackenhut Corporation, a provider of security personnel, in Coral Gables, Florida. In addition, during this period, Mr. Boyers served as Controller of Wackenhut Corrections Corporation, a subsidiary of The Wackenhut Corporation. From 1982 to 1987 Mr. Boyers was Vice President and Chief Financial Officer of Claire's Stores, Inc., the parent of Claire's Boutiques, Inc., a specialty retailer of costume jewelry.


PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's common stock is traded on the NASDAQ National Market System. The following table sets forth for the past eight fiscal quarters, the range of high and low closing sales prices for the Company's common stock as reported by NASDAQ. The prices in the table do not include retail markups, markdowns or commissions.

                          Market Price of Common Stock
                          ____________________________
                Fiscal 1995 Quarters                 Fiscal 1994 Quarters
                ____________________                 ____________________
             1st     2nd      3rd     4th        1st     2nd     3rd     4th
             ___     ___      ___     ___        ___     ___     ___     ___

High        $3.13   $2.63    $2.38   $2.13      $7.25   $6.38   $5.75   $3.88

Low         $1.25   $1.42    $1.31   $1.06      $5.50   $4.75   $3.79   $2.50

There were approximately 1,508 registered holders of record of voting common stock at February 3, 1996 and 1 holder of non-voting common stock. There is no market for the non-voting common stock. The shares of non-voting common stock are convertible to common stock upon sale or certain other conditions described in the Company's Amended and Restated Articles of Incorporation.

The Company has declared no cash dividends for the last two fiscal years. The Company has no plans to pay cash dividends in the foreseeable future and would be restricted from paying dividends under the revolving bank line of credit facility and the Notes as described in "Note 2. Long-Term Debt and Credit Arrangements" of the "Notes To Consolidated Financial Statements".
                                     6

ITEM 6.  SELECTED FINANCIAL DATA


                                         PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                       FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                                          (in thousands, except per share data)
                                                                          (A)       |      (A)
                                                                        For the     |    For the
                                                                       twenty-six   |  twenty-six
                                  Fiscal      Fiscal      Fiscal       weeks ended  |  weeks ended      Fiscal
                                   1995        1994        1993       Jan. 30, 1993 |  Aug. 2, 1992      1991
                               -----------------------------------------------------|---------------------------
Net sales                      $  167,523   $ 167,778   $ 154,309      $  84,968    |    $  60,606    $ 197,216
                                                                                    |
Income(loss) before taxes,                                                          |
  reorganization items and                                                          |
  extraordinary items          $    2,639   $   4,973   $   9,301      $   9,122    |    $    (201)   $  (4,391)
                                                                                    |
Reorganization items           $     ---    $    ---    $    ---       $    ---     |    $     507    $ (17,976)
                                                                                    |
Extraordinary items            $     ---    $    ---    $    ---       $    ---     |    $   6,484    $    ---
                                                                                    |
Net income(loss)               $    1,629   $   3,078   $   5,771      $   5,721    |    $   6,790    $ (22,367)
                                                                                    |
                                                                                    |
Earnings per share data (B):                                                        |
  Net income per share         $     0.16   $    0.31   $    0.59      $    0.61    |    $    ---     $    ---
                                                                                    |
Share data (B):                                                                     |
  Weighted average common                                                           |
    and common equivalent                                                           |
    shares outstanding             10,067       9,981       9,822          9,445    |         ---          ---
  Shares outstanding at                                                             |
    year-end                       10,019       9,998       9,662          9,350    |         ---          ---
                                                                                    |
Other data:                                                                         |
  Total assets                 $   57,850   $  63,454   $  58,553      $  53,684    |    $  67,000    $  66,725
                                                                                    |
  Long-term debt               $   17,640   $  21,970   $  26,290      $  27,025    |    $  29,670    $   3,225
                                                                                    |
  Liabilities subject to                                                            |
    compromise                 $     ---    $    ---    $    ---       $    ---     |    $    ---     $  55,250

(A) From February 1991 until the third quarter of fiscal year 1992, the Company operated under Chapter 11 of the Bankruptcy Code. The Company emerged from bankruptcy upon the confirmation of it's Plan of
Reorganization (the "Plan"). In accordance with the AICPA guidelines, the Company restated its balance sheet with the adoption of "fresh start" reporting  to reflect the impact of the Plan as of August 2, 1992.
    A "black line" has been drawn between the pre- and post-emergence financial information delineating their non-comparability.

(B) Earnings per share and share data are not disclosed for the periods prior to the twenty-six weeks ended
    January 30, 1993 due to significant changes in the capital structure as part of the Plan.

                                                       7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, as percentages of net sales, for the periods indicated, certain items included in the "Consolidated Statements of Income".



                       PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME - SELECTED DATA:


                                        Fiscal 1995   Fiscal 1994   Fiscal 1993
                                        ___________   ___________   ___________
Net sales                                  100.0%        100.0%        100.0%
Cost of sales, including occupancy
  expenses exclusive of depreciation        67.0          66.4          64.5
                                         _________     _________     _________
Gross income                                33.0          33.6          35.5

Selling, general and
  administrative expenses                   28.1          27.1          25.2
Depreciation and  amortization               2.1           2.0           2.3
Interest expense, net                        1.2           1.5           2.0
                                         _________     _________     _________
Income before income taxes                   1.6           3.0           6.0
Provision for income taxes                   0.6           1.2           2.3
                                         _________     __________    _________
Net income                                   1.0 %         1.8%          3.7%
                                         ==========    ==========    =========






FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

The Company's net sales decreased to $167,523,000 in fiscal year 1995 from $167,778,000 in fiscal year 1994, a decrease of $255,000 or less than 1%. The decrease in net sales was primarily attributable to a decline of 7% in comparable store sales which was partially offset by an increase in the average number of stores opened during fiscal year 1995. The Company operated 235 stores on February 3, 1996, compared to 239 stores on January 28, 1995. During fiscal year 1995, the Company opened 19 stores and closed 23 stores. The fashion division experienced a 6% decline in comparable store sales in fiscal year 1995 as a result of fewer customers, units sold per transaction and a decline in the price per unit sold. The $5-$20 division experienced a decline of 18% in comparable store sales during fiscal year 1995 as a result of fewer customers and price per unit sold, partially offset by an increase in units sold per transaction. While comparable store sales were down for the year, the last five months of fiscal year 1995 experienced only a 3.5% decrease (January 1996 accounted for 75.6% of the decrease). During the all-important month of December, the Company reported a 3% positive comparable store sales increase. The fashion division experienced a 5% positive comparable store sales increase in December 1995.
                                     8

During fiscal year 1995 the fashion division and The $5-$20 division accounted for approximately 90% and 10%, respectively, of the Company's revenue and approximately 98% and 2%, respectively, of the Company's operating income before home office overhead. Assets identifiable to the fashion division represented approximately 96% of the Company's assets at February 3, 1996, as compared to approximately 4% for The $5-$20 division. During fiscal year 1995, the Company converted 15 of The $5-$20 division stores to fashion division stores and closed 13, ending the year with only 18 stores in this division. The $5-$20 division experiences a lower gross margin than the fashion division and, as noted above, had significantly higher negative comparable store sales. The Company plans to close or convert substantially all the remaining The $5-$20 stores in fiscal year 1996.

Cost of sales, including occupancy expenses exclusive of depreciation, increased $900,000 from $111,397,000 in fiscal year 1994 to $112,297,000 in fiscal year 1995. As a percentage of sales, cost of sales increased from 66.4% in fiscal year 1994 to 67.0% in fiscal year 1995; however, in the third and all-important fourth quarters the cost of sales decreased in the second half of fiscal year 1995 to 65.4% as a percent of sales compared to 66.5% as a percent of sales in the second half of fiscal year 1994.

Selling, general, and administrative expenses increased $1,542,000 from $45,539,000 in fiscal year 1994 to $47,081,000 in fiscal year 1995. This increase was primarily due to higher store rental expenses related to common area maintenance and utility charges as well as the pension plan curtailment that reduced prior fiscal year selling, general and administrative expense which did not reoccur in fiscal year 1995. On an average per store basis, selling, general, and administrative expenses decreased by approximately 4%.

Depreciation and amortization increased $142,000 from $3,330,000 in fiscal year 1994 to $3,472,000 in fiscal year 1995. As a percentage of sales, depreciation increased slightly from 2.0% in fiscal year 1994 to 2.1% in fiscal year 1995.

Interest expense, net, decreased by $505,000 from $2,539,000 in fiscal year 1994 to $2,034,000 in fiscal year 1995. Interest expense, net, as a percentage of sales decreased from 1.5% in fiscal year 1994 to 1.2% in fiscal year 1995. The decrease resulted primarily from a reduction in the principal amount of long-term debt ($4,330,000 repaid in fiscal year 1995) and the interest earned on higher cash balances during fiscal year 1995.

Provision for income taxes decreased $885,000 from $1,895,000 in fiscal year 1994 to $1,010,000 in fiscal year 1995 primarily because of the decrease in income before taxes. The effective tax rate for both years remained at approximately 38%. The Company has approximately $18,244,000 of federal tax loss carryforwards remaining available after the provision for taxes for fiscal year 1995. Due to the utilization of federal tax loss carryforwards and recognition of prior and current years' state tax loss carryforwards, the Company benefited by a credit to additional paid-in capital of $1,353,000 (this includes $440,000 for recognition of current and prior years state tax loss carryforwards). The Company expects to pay, in cash, only minimal income taxes for fiscal year 1995 and fiscal year 1996.

As a result of all the above factors, the Company had net income of $1,629,000 for fiscal year 1995 compared to net income of $3,078,000 in fiscal year 1994.

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

The Company's net sales increased to $167,778,000 in fiscal year 1994 from $154,309,000 in fiscal year 1993, an increase of $13,469,000 or 9%. The increase in net sales was attributable to the net addition of twenty-eight stores (forty stores were opened and twelve stores were closed). The Company operated 239 stores on January 28, 1995, compared to 211 stores on January 29, 1994. While the fashion division experienced a minimal comparable store sales increase in fiscal year 1994, The $5-$20 division experienced a decline of 3% in comparable store sales during fiscal year 1994 as a result of fewer customers and units sold per customer transaction which was partially offset by an increase in the price per unit sold. Comparable store sales for the Company, during fiscal year 1994, were basically flat.

During fiscal year 1994 the fashion division and The $5-$20 division accounted for approximately 84% and 16%, respectively, of the Company's revenue and approximately 91% and 9%, respectively, of the Company's operating income before home office overhead. Assets identifiable to the fashion division represented approximately 90% of the Company's assets at January 28, 1995, as compared to approximately 10% for The $5-$20 division.

Cost of sales, including occupancy expenses exclusive of depreciation, increased $11,841,000 from $99,556,000 in fiscal year 1993 to $111,397,000 in fiscal year 1994. As a percentage of sales, cost of sales increased from 64.5% in fiscal year 1993 to 66.4% in fiscal year 1994, primarily due to markdowns in the second half of fiscal year 1994.

Selling, general, and administrative expenses increased $6,634,000 from $38,905,000 in fiscal year 1993 to $45,539,000 in fiscal year 1994. As a percentage of sales, selling, general and administrative expenses increased from 25.2% in fiscal year 1993 to 27.1% in fiscal year 1994. The increase was primarily the result of higher store payroll expense and, to a lesser extent, the costs and expenses associated with the private label credit card that was introduced in fiscal year 1994, which were partially offset by a gain recognized from the curtailment of the pension plan.

Depreciation and amortization decreased $166,000 from $3,496,000 in fiscal year 1993 to $3,330,000 in fiscal year 1994. As a percentage of sales, depreciation decreased from 2.3% in fiscal year 1993 to 2.0% in fiscal year 1994.

Interest expense, net, decreased by $512,000 from $3,051,000 in fiscal year 1993 to $2,539,000 in fiscal year 1994. Interest expense, net, as a percentage of sales decreased from 2% in fiscal year 1993 to 1.5% in fiscal year 1994.
The decrease resulted primarily from a reduction in the principal balance and interest rate of the term loan (mortgage) which was refinanced in the beginning of fiscal year 1994.

Provision for income taxes decreased $1,635,000 from $3,530,000 in fiscal year 1993 to $1,895,000 in fiscal year 1994 primarily because of the decrease in income before taxes. The effective tax rate for both years remained at approximately 38%. The Company has approximately $20,926,000 of tax loss carryforwards remaining available after the provision for taxes for fiscal year 1994. Due to the utilization of tax loss carryforwards, the Company benefited by a credit to additional paid-in capital of $1,629,000 of the total $1,895,000 provision for income taxes for fiscal year 1994.

As a result of all the above factors, the Company had net income of $3,078,000 or 1.8% of net sales for fiscal year 1994 compared to net income of $5,771,000 or 3.7% of net sales in fiscal year 1993.

INFLATION
The effect of changing prices had minimal impact on sales and cost of sales during the past three years. Occupancy costs and certain selling, general, and administrative costs have been affected by inflation during the period. In general, these increases have been modest and reflect current trends.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $1,463,000 from $21,349,000 as of January 28, 1995, to $19,886,000 at February 3, 1996. The total effect of net income, depreciation and amortization, and the benefit of the net operating loss carryforwards generated $6,454,000 of cash flow for fiscal year 1995. The increased use of cash for fiscal year 1995 was due to the payment of accrued interest of $1,345,000 as a result of the timing of fiscal year 1994 year ending date compared to the fiscal year 1995 year ending date. The Company also began making principal payments on the Company's $24,000,000 principal amount of 11.375% Notes on July 31, 1995. A total of $4,200,000 in principal payments was made during fiscal year 1995. The Company also paid $10,000 a month in principal repayments on a term loan (mortgage). The ratio of long-term debt to shareholders' equity improved to .77:1 in fiscal year 1995 compared to 1.1:1 in fiscal year 1994.

Merchandise inventories decreased to $17,645,000 from $19,567,000. On a per store basis, inventory decreased 8.3% in fiscal year 1995 compared to fiscal year 1994 and 17% in fiscal year 1995 compared to fiscal year 1993. This was the result of a diligent effort to conserve cash and reduce inventory levels. Also, in fiscal year 1995 accounts payable was reduced by $1,595,000. The Company's inventory turn, at cost, increased approximately 2.2% in fiscal year 1995 when compared to fiscal year 1994.

The Company's primary source of working capital consists of internally generated cash and a $15,000,000 revolving bank line of credit facility. While this revolving credit facility is principally intended for letters of credit for import merchandise from overseas, the Company may make direct borrowings of up to $3.5 million. The Company anticipates extending the present revolving bank line of credit facility, which expires June 30, 1996, for an additional year and on terms comparable to the existing agreement.

Capital spending by the Company for fiscal year 1995 totaled $2,247,000 which was primarily for leasehold improvements and fixtures for new stores and the remodeling of existing stores. The Company anticipates opening between 10-15 stores and closing between 10-15 stores in fiscal year 1996. The Company's anticipated capital expenditures for fiscal year 1996 will be approximately $4 million.

During fiscal year 1995, the Company repaid $4,330,000 of long-term debt which consisted of two semi-annual principal payments of $2,100,000 on January and July 31 and 13 monthly payments on a term loan (mortgage) at the rate of $10,000 per month. During the current fiscal year 1996, the Company is required to make two semi-annual payments of $2.1 million each, at the end of July 1996 and January 1997, as well as payments of $120,000 on the term loan (mortgage).

Sales levels, to date, during the first quarter of fiscal year 1996 have been favorable. Unexpectedly harsh weather during the 1996 December holiday season or a severe economic down-turn could negatively impact earnings and cash flow; however, the Company anticipates it will be able to satisfy its ongoing cash requirements for its operations and capital spending, including debt service payments, primarily with cash flows from operations supplemented by the present and anticipated extension of the revolving bank line of credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The information required by this item is presented under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III
The information required by this Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after February 3, 1996.

PART IV
ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

 (A)(1)   FINANCIAL STATEMENTS

       The following consolidated financial statements of Paul Harris Stores, Inc., and Subsidiaries are included on pages 16 to 28.

      Consolidated Balance Sheets -- As of  February 3, 1996 and January 28,
      1995.

      Consolidated Statements of Income -- for Fiscal Year 1995, Fiscal Year 1994 and Fiscal Year 1993.

      Consolidated Statements of Cash Flows -- for Fiscal Year 1995, Fiscal Year 1994 and Fiscal Year 1993.

      Consolidated Statements of Shareholders' Equity -- for Fiscal Year 1995, Fiscal Year 1994 and Fiscal Year 1993.

      Notes to Financial Statements

      Report of Independent Accountants

 (A) (2) NOT APPLICABLE
                                     12

(A) (3)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

  (3) (a) Articles of Amendment and Restatement of The Articles of Incorporation of Registrant dated September 8, 1992 (incorporated herein by reference from Form 8-A dated September 17, 1992).

      (b) Restated Bylaws of the Registrant (incorporated herein by reference from Form 8-A dated September 17, 1992).

  (4) (a) Indenture dated as of September 15, 1992 between the Registrant and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 11.375% Notes due 2000 (the "Indenture") (incorporated herein by reference from Form 8-K dated August 31, 1992).

      (b) First Supplemental Indenture as of October 25, 1993 between the Registrant and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 11.375% Notes due 2000 (the "Indenture") incorporated herein by reference from Form 10-Q dated October 30,
           1993).

      (c) Secured Credit Agreement dated as of October 28, 1993 by and between Paul Harris Stores, Inc. and LaSalle National Bank (incorporated herein by reference from Form 10-Q dated October 30, 1993).

      (d) Amended and Restated Secured Credit Agreement dated as of January 20, 1994 by and between Paul Harris Stores, Inc. and LaSalle National Bank (incorporated herein by reference from Form 10-Q dated April 30, 1994).

      (e) First Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Documents dated as of October 31, 1994 by and between Paul Harris Stores, Inc. and LaSalle National Bank (incorporated herein by reference from Form 10-K dated January 28, 1995).

      (f) Second Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Documents dated as of January 31, 1995 by and between Paul Harris Stores, Inc. and LaSalle National Bank (incorporated herein by reference from Form 10-K dated January 28, 1995).

      (g) Third Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Documents dated as of September 28, 1995 by and between Paul Harris Stores, Inc. and LaSalle National Bank (incorporated herein by reference from Form 10-Q dated October 28, 1995).
                                     13

  (10) (a) The Registrant's 1992 Non-Qualified Stock Option Plan (incorporated herein by reference from Form 10-K dated January 30, 1993).

       (b) Amended and Restated Employment Agreement and settlement of the Deferred Compensation Agreement both dated August 31, 1992 between the Company and Gerald Paul (incorporated herein by reference from Form 10-K dated January 30, 1993).

       (c) Stock Transfer Agreement with Gerald Paul dated September 2, 1981 (incorporated herein by reference from Form 10-K dated January 30, 1993).

       (d) The Registrant's 1992 Stock Grant Undertaking regarding Management Stock Interests (incorporated herein by reference from Form 8-K dated August 31, 1992).

       (e) Supplement to the Amended and Restated Employment Agreement between the Company and Gerald Paul dated March 21, 1994 (incorporated herein by reference from Form 10-K dated January 29, 1994).

       (f) Employment Agreement between the Company and Charlotte G. Fischer dated April 28, 1994 (incorporated herein by reference from Form 10-Q dated April 30, 1994).

       (g) Stock Option Agreement dated as of April 29, 1994, between Registrant and Charlotte Fischer (incorporated herein by reference from Form 10-K dated January 28, 1995).

       (h) Letter dated March 2, 1995 to John H. Boyers describing proposed terms of employment.


  (27)      Financial Data Schedule.




(B)   EXHIBITS AND REPORTS ON FORM 8-K

       None
                                     14

                                       SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL HARRIS STORES, INC.
                                ------------------------
                                       Registrant

April 26, 1996               /s/  Charlotte G. Fischer
                             Charlotte G. Fischer, Chairman of the Board,
                                President and Chief Executive Officer
                                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 26, 1996               /s/  Charlotte G. Fischer
                             Charlotte G. Fischer, Chairman of the Board,
                                President and Chief Executive Officer
                                   (Principal Executive Officer)

April 26, 1996               /s/  John H. Boyers
                             John H. Boyers, Senior Vice President -
                                Finance and Treasurer
                                   (Principal Financial Officer)

April 26, 1996               /s/  Keith L. Himmel, Jr.
                             Keith L. Himmel, Jr., Vice President -
                                Finance, Controller and Corporate  Secretary
                                   (Principal Accounting Officer)


                             Roger D. Blackwell, Director

April 26, 1996               /s/  Rudy Greer
                             Rudy Greer, Director

April 26, 1996               /s/  Stig A. Kry
                             Stig A. Kry, Director

April 26, 1996               /s/ Robert Logan
                             Robert Logan, Director

April 26, 1996               /s/  Gerald Paul
                             Gerald Paul, Director and
                                Chairman Emeritus of the Board

April 26, 1996               /s/  Sally Tassani
                             Sally Tassani, Director


                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                (in thousands)
                                                        February 3,       January 28,
                                                           1996              1995
                                                       -------------     -------------
ASSETS

Current assets
   Cash and cash equivalents                           $     19,886      $     21,349
   Merchandise inventories                                   17,645            19,567
   Other receivables                                            539               949
   Prepaid expenses                                           1,013             1,016
                                                       -------------     -------------
      Total current assets                                   39,083            42,881
                                                       -------------     -------------
Property, fixtures and equipment
   Land, building and improvements                            5,715             5,693
   Store fixtures and equipment                              11,575            10,617
   Leasehold improvements and other                          11,389            10,524
                                                       -------------     -------------
                                                             28,679            26,834
   Less accumulated depreciation and amortization           (10,785)           (7,507)
                                                       -------------     -------------
       Property, fixtures and equipment, net                 17,894            19,327

Other assets                                                    873             1,246
                                                       -------------     -------------
                                                       $     57,850      $     63,454
                                                       =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                           6,012             7,607
   Compensation and related taxes                               778             1,382
   Income taxes payable                                          45               416
   Other accrued expenses                                     3,447             4,710
   Current maturities of long-term debt                       4,320             4,320
                                                       -------------     -------------
      Total current liabilities                              14,602            18,435
                                                       -------------     -------------
Long-term debt                                               17,640            21,970
Other non-current liabilities                                 2,704             3,159
Commitments and contingent liabilities (see Note 5)             ---               ---

Shareholders' equity
   Preferred stock (no par value)
    Authorized 1,000 shares; none issued
   Common stock (no par value)
    Authorized 20,000 shares;  issued and outstanding
    10,019 and 9,998 respectively                             1,716             1,684
   Additional paid-in capital                                 4,989             3,636
   Retained earnings                                         16,199            14,570
                                                       -------------     -------------
      Total shareholders' equity                             22,904            19,890
                                                       -------------     -------------
                                                       $     57,850      $     63,454
                                                       =============     =============


                   See accompanying "Notes To Consolidated Financial Statements"
                                                   16



                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share data)

                                                      Fiscal               Fiscal               Fiscal
                                                       1995                 1994                 1993
                                                  -------------        -------------        -------------
Net sales                                         $    167,523         $    167,778         $    154,309
Cost of sales, including occupancy expenses
  exclusive of depreciation                            112,297              111,397               99,556
                                                  -------------        -------------        -------------
Gross income                                            55,226               56,381               54,753

Selling, general and administrative expenses            47,081               45,539               38,905
Depreciation and amortization                            3,472                3,330                3,496
Interest expense, net                                    2,034                2,539                3,051
                                                  -------------        -------------        -------------

Income before income taxes                               2,639                4,973                9,301

Provision for income taxes                               1,010                1,895                3,530
                                                  -------------        -------------        -------------
Net income                                        $      1,629        $       3,078         $      5,771
                                                  =============        =============        =============
Net income per common share                       $        .16        $         .31                  .59
                                                  =============        =============        =============
Weighted average number of shares and
  share equivalents outstanding                         10,067                9,981                9,822
                                                  =============        =============        =============


                     See accompanying "Notes To Consolidated Financial Statements"
                                                          17

<PAGE


                                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                          Fiscal              Fiscal             Fiscal
                                                           1995                1994               1993
                                                        -----------        -----------        -----------
Cash flow from operating activities:
Net income                                              $    1,629        $     3,078         $    5,771

Adjustments to reconcile earnings to cash provided:
    Depreciation and amortization                            3,472              3,330              3,496
    Net loss (gain) from disposal of assets                    346                362               (130)
    Utilization of net operating loss carryforward           1,353              1,629              2,007
    (Increase) decrease in current assets:
      Merchandise inventories                                1,922               (530)            (3,958)
      Other receivables                                        410                350                 36
      Prepaid expenses                                           3                (41)               (38)
    Increase (decrease) in current liabilities:
      Accounts payable                                      (1,595)             1,653                 62
      Compensation and related taxes                          (604)               (33)                (1)
      Income taxes payable                                    (371)                25               (172)
      Other accrued expenses                                (1,137)              (263)               834
    Decrease (increase) in other assets                        235               (456)               (31)
    Decrease in reorganization value in excess
     of identifiable assets                                    ---                ---              1,178
    (Decrease) increase in other non-current
     liabilities                                              (455)               (86)               487
                                                        -----------        -----------        -----------
Net cash flow from operating activities                      5,208              9,018              9,541
                                                        -----------        -----------        -----------
Net cash flow from investing activities:
    Additions to fixed assets                               (2,247)            (3,781)            (3,212)
                                                        -----------        -----------        -----------
Cash flow from financing activities:
    Repayment of long-term debt                             (4,330)              (737)            (2,605)
    Proceeds from issuance of common stock
      under stock option plan                                   32                 87                 21
    Proceeds from the issuance of long-term debt               ---                ---              2,400
                                                        -----------        -----------        -----------
Net cash flow from financing activities                     (4,298)              (650)              (184)
                                                        -----------        -----------        -----------
Cash flow effect of reorganization activities:
    Payment of accrued reorganization expense                 (126)              (451)            (3,490)
                                                        -----------        -----------        -----------
                                                        $   (1,463)        $    4,136         $    2,655
                                                        ===========        ===========        ===========
Cash and cash equivalents
    At beginning of period                              $   21,349         $   17,213         $   14,558
    At end of period                                        19,886             21,349             17,213
                                                        -----------        -----------        -----------
                                                        $   (1,463)        $    4,136         $    2,655
                                                        ===========        ===========        ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest            $    4,321         $    3,122         $    2,115
                                                        ===========        ===========        ===========
    Cash paid during the period for income taxes        $       11         $      119         $       41
                                                        ===========        ===========        ===========


                        See accompanying "Notes To Consolidated Financial Statements"
                                                        18





                                  PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              (in thousands)
                                                   Common Stock          Additional
                                                --------------------       Paid-in             Retained
                                                 Shares     Amount         Capital             Earnings
                                                --------   ---------     ------------        ------------
Balance as of January 30, 1993                    9,350    $  1,576      $         0         $     5,721
  Issuance of stock grants                          304         ---              ---                 ---
  Exercise of stock options                           8          21              ---                 ---
  Benefit of net operating loss carryforward        ---         ---            2,007                 ---
  Net income for fiscal year 1993                   ---         ---              ---               5,771
                                                --------   ---------     ------------        ------------

Balance as of January 29, 1994                    9,662       1,597            2,007              11,492
  Issuance of stock grants                          301         ---              ---                 ---
  Exercise of stock options                          35          87              ---                 ---
  Benefit of net operating loss carryforward        ---         ---            1,629                 ---
  Net income for fiscal year 1994                   ---         ---              ---               3,078
                                                --------   ---------     ------------        ------------

Balance as of January 28, 1995                    9,998       1,684            3,636              14,570
  Exercise of stock options                          21          32              ---                 ---
  Benefit of net operating loss carryforward        ---         ---            1,353                 ---
  Net income for fiscal year 1995                   ---         ---              ---               1,629
                                                --------   ---------     ------------        ------------

Balance as of February 3, 1996                   10,019    $  1,716      $     4,989         $    16,199
                                                ========   =========     ============        ============


        See accompanying "Notes To Consolidated Financial Statements"
                                                       19

                    PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Paul Harris Stores, Inc. (the "Company") is a specialty retailer which offers casual attire for fashion conscious women. Stores are principally in regional enclosed shopping malls and predominately located in the midwest states.

DEFINITION OF FISCAL YEAR
The Company's fiscal year ends on the Saturday closest to the last day of January. Fiscal year 1995 included 53 weeks. Fiscal years 1994 and 1993 were 52 weeks each.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Paul Harris Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the prior year have been reclassified to conform to the current fiscal year presentation.

MANAGEMENT'S USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Management has estimated that the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and trade accounts payable approximates their fair value due to the relatively short period of time until expected realization. Management has estimated the fair value of long-term debt using discounted cash flow analyses, based on the Company's current expected borrowing rates for similar types of borrowing arrangements.

PROPERTY, FIXTURES AND EQUIPMENT
Property, fixtures and equipment are recorded at cost. Leasehold improvements, store fixtures and equipment net of accumulated depreciation are completely written off for closed stores. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are as follows:
                                                   Years
Buildings and improvements                         15-40
Store fixtures and equipment                        3-10
Leasehold improvements                              1-15

CASH AND CASH EQUIVALENTS
Cash equivalents are highly liquid investments with a maturity of less than three months (primarily money market funds). Investment income is recognized when earned.
                                     20

MERCHANDISE INVENTORIES
Inventories of merchandise on hand are valued at the lower of cost or market as determined by the first-in, first-out ("FIFO") retail inventory method, which approximates FIFO cost.

NET INCOME PER SHARE
Net income per share of common stock is based on the weighted average number of common and dilutive common equivalent shares outstanding.

INCOME TAXES
Income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences, based on current tax rates, between the financial reporting basis and tax basis of assets and liabilities.

NOTE 2.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The Company has entered into an agreement with a financial institution for a $13.5 million revolving bank line of credit facility. This agreement was modified as of September 28, 1995 to increase the line of credit facility to $15 million and extend the term from January 31, 1996 to June 30, 1996. The financial institution has agreed to make revolving loans and to issue letters of credit in amounts not to exceed $15 million, provided that the direct borrowings shall be limited to $3.5 million. The Company made no direct borrowings during fiscal year 1995. Letters of credit outstanding as of February 3, 1996 were $6.4 million. The interest rate on the direct borrowings is equal to the prime rate of the bank plus 1 percent. The letters of credit carry an initial issuance fee plus negotiation fees of three eighths of a percent (0.375%) of the face amount of each letter of credit. Also during January 1994 the Company entered into a term loan (mortgage) with the same financial institution for $2.4 million with monthly principal payments of $10,000 plus interest at 7.84% per annum. The balance of this term loan (mortgage) is due in full February 1999 and is secured by the land and buildings of the Company. The revolving bank line of credit facility and term loan (mortgage) contain several covenants which set limits on indebtedness, tangible net worth, cash balances, cash flow from operations, capital expenditures, liquid assets and also restrict dividends. The Company is also required to maintain all of its primary operating accounts with this institution. The line of credit is secured by the Company's inventory, equipment, fixtures, cash and assignment of leases, and the term loan (mortgage ) by the land and buildings.

On September 15, 1992 the Company issued notes in an aggregate amount of $24 million which bear simple interest at the rate of 11.375% per annum, payable semi-annually. The interest began accruing on September 15, 1992. The principal amount of these notes is being partially redeemed pro rata in eight equal installments of $2.1 million payable on each January 31 and July 31 commencing with July 31, 1995 and ending with January 31, 1999 and the final two installments of $3.6 million on July 31, 1999 and January 31, 2000. These notes provide that on June 20 of each calendar year commencing with June 20, 1995, the Company will redeem, if any, on a pro rata basis, an aggregate principal amount of all outstanding notes equal to 25% of the excess cash flow (as defined in the Indenture Agreement) for the immediately preceding fiscal year. Any such mandatory redemption will reduce the last scheduled mandatory payment on the Company's obligation. The indenture for these notes has several covenants concerning certain operational and financial requirements.

Long-term debt, exclusive of amounts maturing in one year, is summarized below:
                                            February 3,      January 28,
                                               1996             1995
                                            ___________      ___________
Notes payable in semi-annual payments from
July 31, 1995 through January 31, 2000
plus interest payable at the rate of
11.375% per annum                           $15,600,000      $19,800,000


Term loan (mortgage) on land and
buildings payable in monthly payments
through February 1999 including interest
at the fixed rate of 7.84% per year           2,040,000        2,170,000
                                            ___________      ___________
Total long-term debt                        $17,640,000      $21,970,000
                                            ===========      ===========
The term loan (mortgage) has covenants restricting indebtedness, tangible net worth, cash balances, cash flow from operations, capital expenditures, liquid assets and also restricts dividends. The book value of assets subject to this lien as of February 3, 1996 was $4,706,000.

Scheduled maturities of long-term debt over the next four fiscal years are:
$4,320,000 in each of fiscal years 1996, 1997, 1998 and $9,000,000 in fiscal year 1999.

The fair market value of the Notes is estimated at $15,897,000 and the term loan (mortgage) is estimated at $2,012,000.

NOTE 3.  SHAREHOLDERS' EQUITY
All outstanding shares are shares of voting common stock with the exception of one holder of 2,851,000 shares of non-voting common stock.

The Company and a major shareholder are parties to a stock transfer agreement whereby under specific guidelines, at the option of the shareholder's estate, the Company must repurchase shares of the Company's stock from the immediate family of the shareholder upon death to the extent that the Company receives net proceeds from life insurance policies held by the Company on the life of the major shareholder. As of February 3, 1996, the Company owns and is the beneficiary of approximately $1,935,000 in face amount of life insurance on the life of the shareholder.

NOTE 4.  INCOME TAXES
The provision for income taxes was as follows:

                            Fiscal 1995      Fiscal 1994       Fiscal 1993
                            ___________      ___________       ___________
Current tax expense:
      Federal              $     72,000     $     80,000      $   200,000
      State                      25,000           67,000           94,000
Deferred tax expense:
      Federal                   780,000        1,519,000        2,986,000
      State                     133,000          229,000          250,000
                            ___________      ___________      ___________
Income tax provision       $  1,010,000     $  1,895,000      $ 3,530,000
                            ===========     ============      ===========
                                     22

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory Federal income tax rate to pretax income from continuing operations as a result of the following differences:

                             Fiscal 1995      Fiscal 1994      Fiscal 1993
                            ___________      ____________      ___________

Statutory U.S. taxes       $    897,000     $  1,703,000      $ 3,162,000
State and local taxes, net
   of federal benefit           104,000          196,000          431,000
Other                             9,000     (      4,000)    (     63,000)
                           ____________     _____________    _____________
                           $  1,010,000     $  1,895,000      $ 3,530,000
                           ============     =============    =============
Deferred tax assets (liabilities) are comprised of the following:
                                 February 3, 1996         January 28, 1995
                                 ________________         ________________

Deferred rent                     $      887,000            $   1,079,000
Deferred compensation                        ---                  125,000
Minimum tax credit                       671,000                  607,000
Other                                     98,000                  102,000
Loss carryforwards                     7,011,000                7,944,000
                                  ______________            _____________
   Gross deferred tax assets           8,667,000                9,857,000

Depreciation                      $          ---            $    (250,000)
Deferred Compensation                    (71,000)                     ---
Other                                   (173,000)                (230,000)
                                  _______________           ______________
   Gross deferred tax liabilities       (244,000)                (480,000)

Valuation allowance                   (8,423,000)             ( 9,377,000)
                                  _______________            _____________
Net deferred taxes                $          ---             $        ---
                                  ===============            =============



With the adoption of SFAS 109, deferred tax assets were established giving recognition to prior loss carryforwards. The valuation allowance relates primarily to these loss carryforwards. Going forward, utilization of the net operating loss carryforwards, if any, will result in an increase in additional paid-in capital as required by SOP 90-7 ($1,353,000 of such utilization occurred during fiscal year 1995 which includes $440,000 of current and prior years state tax loss carryforwards recognized). Approximately $18,244,000 of the Company's loss carryforwards remain at February 3, 1996 which, if unused, will expire in fiscal years 2006 and 2007.

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES

All stores are leased under operating leases which expire on various dates through fiscal year 2006. Approximately 68% of the store leases contain rent escalation clauses. Expense related to these leases is recorded on a straight-line basis. The Company also leases automobiles under operating leases with terms of 24 to 36 months. Following is a summary of future minimum rental payments required by operating leases at February 3, 1996:

             Payable in               Minimum Rental Payments
            Fiscal Year                  Stores and Other
            ___________               _______________________
               1996                        $ 12,560,000
               1997                          11,291,000
               1998                           9,354,000
               1999                           7,726,000
               2000                           6,784,000
           Later Years                       19,841,000
                                           ____________
                            Total          $ 67,556,000
                                           ============

In addition to minimum lease payments, the Company may be obligated to pay other contingent amounts: (1) Some store leases provide for additional rentals if sales exceed specified amounts. Additional rentals approximated 1% of rental expense for fiscal year 1995, 1% for fiscal year 1994, and 2% for fiscal year 1993; (2) the Company has a number of leases which are paid based on a percentage of monthly sales dollars. Such leases accounted for 10% of rental expense in fiscal year 1995, 6% for fiscal year 1994 and 4% for fiscal year 1993; (3) Under certain store leases, additional payments are required of the Company for real estate taxes, utilities and other expenses. Rental expense under store leases aggregated $14,904,000 for fiscal year 1995, $13,026,000 for fiscal year 1994 and $11,120,000 for fiscal year 1993.

In December 1993 the Company contracted with a local printing company to provide the Company with printing services and has agreed to purchase annual print volume of $500,000 per year for a period of five (5) years.


NOTE 6.  RETIREMENT PLAN
The Company has a non-contributory defined benefit pension plan covering substantially all full-time employees. The benefits are based on years of service and the average annual compensation for the employee's five highest consecutive years of employment with the Company. Until December 31, 1994 the Company's funding policy was to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions were intended to provide for current service and for any unfunded projected future benefit obligation over a reasonable period.

The Company ceased benefit accrual under the defined benefit plan effective December 31, 1994. No new employees will be able to enter into the plan. Participants will maintain benefits accrued through December 31, 1994, but will not accrue any benefit for service or compensation in future years. As a result of freezing the accrued benefits, a curtailment as described under Statement of Accounting Financial Standards No. 88 (SFAS 88) " Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" has occurred. The curtailment gain of $572,000 is included in the Company's results of operations for fiscal year 1994, net of fiscal year 1994 pension expense of $144,000.

Net pension expense (income) for fiscal years 1995, 1994 and 1993 includes the following components:
                                      Fiscal          Fiscal          Fiscal
                                       1995            1994            1993
                                      ______          ______          ______
Service expense - benefits earned
   during the year                  $   ---         $ 211,000       $ 173,000
Interest expense on projected
   benefit obligation                 106,000         156,000         150,000
Actual loss (gain) on plan assets    (332,000)        266,000         (35,000)
Net amortization and deferral         210,000        (489,000)       (288,000)
                                    __________      __________      __________
Net pension expense (income)        $( 16,000)      $ 144,000       $    ---
                                    ==========      ==========      ==========
The funded status of the plan is as follows:
                                           February 3,        January 28,
                                              1996               1995
                                          ___________         ___________
Vested                                    $ 1,201,000         $ 1,254,000
Nonvested                                      63,000              76,000
                                          ___________         ___________
Accumulated benefit obligation              1,264,000           1,330,000
Projected impact of future salary increases       ---                 ---
                                          ___________         ___________
Projected benefit obligation                1,264,000           1,330,000
Market value of plan assets
   available for benefits                   1,825,000           1,747,000
                                          ___________         ___________
Funded position                           $   561,000         $   417,000
                                          ===========         ===========

Consisting of:
    Unamortized initial net assets        $       ---         $   230,000
    Unrecognized loss (gain) on assets        107,000            (241,000)
    Prepaid asset                             454,000             428,000
                                          ___________         ____________
Funded position                           $   561,000         $   417,000
                                          ===========         ============

The assets of the plan, comprised almost entirely of U.S. Government obligations and high grade stocks and bonds, included 6,363 shares of the Company's common stock as of February 3, 1996, January 28, 1995, and January 29, 1994.

The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligations were 7% and 8% for fiscal years 1995 and 1994, respectively. The expected long-term rate of return on assets was 8% in fiscal year 1995 and 7% in fiscal year 1994.

NOTE 7.   EMPLOYEE BENEFIT PLANS
STOCK OPTION PLAN
The purpose of the Stock Option Plan is to provide additional incentive to key employees of the Company and to provide incentives to persons who are not employees of the Company but whose efforts are expected to be of substantial benefit to the Company. The Stock Option Plan provides that a committee, appointed by the Board of Directors, may from time to time grant to employees of the Company and to persons who are not employees of the Company, stock options to purchase shares of common stock of the Company. The Committee is authorized to issue options to purchase up to 900,000 shares of common stock of the Company. Unexercised options for 554,000 shares are outstanding as of February 3, 1996 at an exercise price ranging from $1.31 to $6.38 per share. Options may be granted under the plan at any time prior to the tenth anniversary of the effective date. The price of the options may be tendered in cash or in shares of common stock valued at fair market value on the date of exercise. The Stock Option Plan may be terminated at any time by resolution of the Board of Directors.

The Stock Option Plan provides for the automatic grant of options to each individual who becomes a non-employee member of the Board of Directors through the end of fiscal year 1994. Each such non-employee director received, on September 15, 1992, 1993 and 1994 options to purchase 6,000 shares of the Company's common stock. As of February 3, 1996, options for 81,000 shares have been granted at an exercise price of $1.50, $4.75 and $5.438 per share and are included in the amount granted as discussed above.

Pursuant to an employment agreement by and between the Company and Ms. Fischer the compensation committee granted a non-transferable option to purchase 350,000 shares of the common stock of the Company at an exercise price of $5.68 per share. This grant was ratified at the annual meeting of shareholders on July 6, 1994.

The following table summarizes options outstanding and available under these plans:
                      Price Range     Unexercised     Aggregate      Shares
                       per share        Options        Amounts      Available
                      ___________     ___________     _________     _________
Outstanding at
   January 30, 1993   $1.50-$3.75       279,000      $  642,000      321,000
Options Exercised     $1.50-$3.75        (8,000)        (21,000)         ---
Options Terminated    $1.50-$3.75       (10,000)        (24,000)      10,000
Options Granted       $4.12-$5.13       292,000       1,404,000     (292,000)
                                      __________     ___________    _________
Outstanding at
  January 29, 1994    $1.50-$5.13       553,000      $2,001,000       39,000
Additional Options authorized in fiscal year 1994                    650,000
Options Exercised     $1.50-$3.37       (35,000)        (87,000)         ---
Options Terminated    $3.12-$5.25      (207,000)       (793,000)     207,000
Options Granted       $3.12-$6.38       572,000       3,040,000     (572,000)
                                      __________     ___________    _________
Outstanding at
  January 28, 1995    $1.50-$6.38       883,000       4,161,000      324,000
Options Exercised           $1.50       (21,000)        (32,000)         ---
Options Terminated    $3.12-$5.25      (343,000)     (1,377,000)     343,000
Options Granted       $1.31-$2.34       385,000         545,000     (385,000)
                                      ___________    ___________    _________
Outstanding at
  February 3, 1996    $1.31-$6.38       904,000      $3,297,000      282,000
                                      ===========    ==========     =========

THRIFT/PROFIT-SHARING PLAN

The Company has established a thrift/profit-sharing plan for substantially all employees which allows participating employees to authorize payroll deductions from their earnings for contribution to the plan. The Company contributes amounts as a set percentage of employees deductions as defined in the plan. Additionally, the Company may contribute amounts to the plan as determined annually by the Board of Directors from Company profits.


NOTE 8.    QUARTERLY INFORMATION  (UNAUDITED)
          (in thousands, except per share data)

Fiscal Year 1995 Quarters
                             _________________________________________
                                1st        2nd        3rd       4th
                             --------   --------   ---------  --------
Net sales                    $ 34,801   $ 36,509   $ 36,880   $ 59,333
Gross income                   10,184     11,717     11,634     21,691
Income (loss) before
   income taxes                (1,982)    (1,283)      (996)     6,900

Net income (loss)            $ (1,215)  $   (780)  $   (612)  $  4,236
                             =========  =========  =========  ========
Net income (loss)
   per share                 $  (0.12)  $  (0.08)  $  (0.06)  $   0.42
                             =========  =========  =========  ========

                                    Fiscal Year 1994 Quarters
                             _________________________________________
                                1st        2nd        3rd        4th
                             ---------  ---------  ---------  --------
Net sales                    $ 34,083   $ 36,256   $ 38,743   $ 58,696
Gross income                   11,707     11,992     11,446     21,236
Income (loss) before
   income taxes                   202         23     (1,835)     6,583

Net income (loss)            $    125   $     13   $ (1,135)  $  4,075
                             =========  =========  =========  ========
Net income (loss)
   per share                 $    .01   $    .00   $   (.11)  $    .41
                             =========  =========  =========  ========

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Paul Harris Stores, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 12 present fairly, in all material respects, the financial position of Paul Harris Stores, Inc. and its subsidiaries at February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Indianapolis, Indiana
March 6, 1996

                            EXHIBIT INDEX

                      Paul Harris Stores, Inc.
             Annual Report on Form 10-K for the year ended
                          February 3, 1996


                               Page 30
10 (h)   Letter dated March 2, 1995 to John H. Boyers describing proposed terms of employment.


                               Page 31
27       Financial Data Schedule.