Form 10-Q
period 1996-05-04
HARRIS PAUL STORES INC
filed 1996-06-18
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----
     Exchange Act of  1934 for the quarterly period ended May 4, 1996 or
                                                          -----------
     Transition report pursuant to Section 13 or 15(d) of the Securities
- -----
     Exchange Act of  1934 for the transition period from          to
                                                         ----------  ----------

Commission File Number 0-7264
                       ------
                              PAUL HARRIS STORES, INC.
- -------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Indiana                                        35-0907402
- ----------------------------------------               ------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

   6003 Guion Rd., Indianapolis, IN                             46254
- ----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)
                                          (317) 293-3900
- -------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)
                                          Not Applicable
- -------------------------------------------------------------------------------
        (Former name, address and fiscal year, if changed since last report)

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes    X      No
                                                          --------     --------
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes    X       No
                                                          --------     --------
As of May 30, 1996, 10,028,982 common shares were outstanding (including 2,850,912 shares of non-voting common stock).

                                  INDEX

               PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets - May 4, 1996,
     February 3, 1996 and April 29, 1995                              1

     Consolidated Statements of Operations - For the thirteen
     weeks ended May 4, 1996 and April 29, 1995                       2

     Consolidated Statements of Cash Flows - For the
     thirteen weeks ended May 4, 1996 and April 29, 1995              3

     Consolidated Statements of Shareholders' Equity -
     For the thirteen weeks ended May 4, 1996 and April 29, 1995      4

     Notes to Consolidated Financial Statements                       5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     6-7

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              8

                          PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                         UNAUDITED
                                       (in thousands)

                                                       May 4,      February 3,   April 29,
                                                        1996          1996          1995
                                                     ----------    ----------    ----------
ASSETS
  Current assets
   Cash and cash equivalents                         $  19,859     $  19,886     $  16,039
   Merchandise inventories                              20,864        17,645        22,335
   Other receivables                                       565           539           927
   Prepaid expenses                                      1,095         1,013           992
   Income tax recoverable                                    0             0           629
                                                     ----------    ----------    ----------
      Total current assets                              42,383        39,083        40,922
                                                     ----------    ----------    ----------
  Property, fixtures and equipment
   Land, building and improvements                       5,730         5,715         5,715
   Store fixtures and equipment                         11,964        11,575        10,958
   Leasehold improvements and other                     11,502        11,389        10,857
                                                     ----------    ----------    ----------
                                                        29,196        28,679        27,530
   Less accumulated depreciation and amortization      (11,481)      (10,785)       (8,375)
                                                     ----------    ----------    ----------
      Property, fixtures and equipment, net             17,715        17,894        19,155

  Other assets                                             843           873         1,115
                                                     ----------    ----------    ----------
                                                     $  60,941     $  57,850     $  61,192
                                                     ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                                  $   7,676     $   6,012     $   8,071
   Compensation and related taxes                        1,320           778           731
   Income taxes payable                                     38            45           275
   Other accrued expenses                                4,176         3,447         4,050
   Current maturities of long-term debt                  4,320         4,320         4,320
                                                     ----------    ----------    ----------
      Total current liabilities                         17,530        14,602        17,447
                                                     ----------    ----------    ----------
  Long-term debt                                        17,610        17,640        21,940
  Other non-current liabilities                          2,674         2,704         3,130

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued and outstanding
     10,024, 10,019 and 9,998 respectively               1,723         1,716         1,684
   Additional paid-in capital                            5,067         4,989         3,637
   Retained earnings                                    16,337        16,199        13,354
                                                     ----------    ----------    ----------
      Total shareholders' equity                        23,127        22,904        18,675
                                                     ----------    ----------    ----------
                                                     $  60,941     $  57,850     $  61,192
                                                     ==========    ==========    ==========

                   See accompanying "Notes To Consolidated Financial Statements".

                                       1

                          PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          UNAUDITED
                            (in thousands, except per share data)




                                                     For the                For the
                                                     thirteen               thirteen
                                                   weeks ended            weeks ended
                                                      May 4,               April 29,
                                                       1996                   1995
                                                 ---------------        ---------------
Net sales                                        $       39,639         $       34,801

Cost of sales, including occupancy expenses
  exclusive of depreciation                              26,812                 24,617
                                                 ---------------        ---------------
Gross income                                             12,827                 10,184

Selling, general and administrative expenses             11,427                 10,758
Depreciation and amortization                               790                    895
Interest expense, net                                       378                    513
                                                 ---------------        ---------------
Income (loss) before income taxes                           232                 (1,982)

Provision (credit) for income taxes                          94                   (767)
                                                 ---------------        ---------------
Net income (loss)                                $          138         $       (1,215)
                                                 ===============        ===============

Net income (loss) per common share               $          .01         $         (.12)
                                                 ===============        ===============
Weighted average number of shares and
   share equivalents outstanding                         10,325                  9,998
                                                 ===============        ===============














            See accompanying "Notes To Consolidated Financial Statements".
                                              2


                            PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED
                                        (in thousands)
                                                         For the                For the
                                                         thirteen               thirteen
                                                       weeks ended            weeks ended
                                                          May 4,               April 29,
                                                           1996                   1995
                                                     ---------------        ---------------
Cash flow from operating activities:
Net income                                           $          138         $       (1,215)

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                                790                    895
   Net disposal of assets                                       231                      0
   Utilization of net operating loss carryforward                78                      0
   (Increase) decrease in current assets:
      Merchandise inventories                                (3,219)                (2,768)
      Other receivables                                         (26)                    22
      Prepaid expenses                                          (82)                    24
      Income taxes recoverable                                    0                   (629)
   Increase (decrease) in current liabilities:
      Accounts payable                                        1,664                    464
      Compensation and related taxes                            542                   (651)
      Income taxes payable                                       (7)                  (141)
      Other accrued expenses                                    729                   (660)
   Decrease (increase) in other assets                           20                     66
   Decrease in other non-current liabilities                    (30)                   (29)
                                                     ---------------        ---------------
 Net cash flow from operating activities                        828                 (4,622)
                                                     ---------------        ---------------
 Net cash flow from investing activities:
   Additions to fixed assets                                   (832)                  (658)
                                                     ---------------        ---------------
 Cash flow from financing activities:
   Repayment of long-term debt                                  (30)                   (30)
   Sale of common stock under stock plan                          7                      0
                                                     ---------------        ---------------
 Net cash flow from financing activities                        (23)                   (30)
                                                     ---------------        ---------------
                                                     $          (27)        $       (5,310)
                                                     ===============        ===============
Cash and cash equivalents
   At beginning of period                            $       19,886         $       21,349
   At end of period                                          19,859                 16,039
                                                     ---------------        ---------------
                                                     $          (27)        $       (5,310)
                                                     ===============        ===============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest          $           82         $        1,455
                                                     ===============        ===============
   Cash paid during the period for income taxes      $           23         $            2
                                                     ===============        ===============



                 See accompanying "Notes To Consolidated Financial Statements".
                                    3


                             PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            UNAUDITED
                                          (in thousands)








                                                       For the thirteen      For the thirteen
                                                         weeks ended           weeks ended
                                                          May 4, 1996           April 29, 1995
                                                       ------------------    -------------------
                                                        SHARES    AMOUNT      SHARES    AMOUNT
                                                       --------  --------    --------  ---------
PREFERRED STOCK (1,000 AUTORIZED):

COMMON STOCK (20,000 AUTHORIZED):
      (16,5000 voting shares; 3,500 non-voting shares)
   Beginning balance                                    10,019   $  1,716      9,998   $  1,684
   Exercise of stock options                                 5          7          0          0
                                                       --------  --------    --------  ---------
                   Ending balance                       10,024   $  1,723      9,998   $  1,684
                                                       ========  ========    ========  =========

ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                             $  4,989              $  3,637
   Benefit of net operating loss carryforward                          78                     0
                                                                 --------              ---------
                   Ending balance                                $  5,067              $  3,637
                                                                 ========              =========

RETAINED EARNINGS:
   Beginning balance                                             $ 16,199              $ 14,569
   Net income (loss)                                                  138                (1,215)
                                                                 --------              ---------
                   Ending balance                                $ 16,337              $ 13,354
                                                                 ========              =========











                See accompanying "Notes To Consolidated Financial Statements".
                                              4


                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 1996 Annual Report on Form 10-K.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 4, 1996 and for all other periods presented have been made.
The results of operations for the first quarter of fiscal year 1996 are not necessarily indicative of the results to be expected for the entire fiscal year 1996. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the December holiday season.
Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2. Accounting and Disclosure of Stock-Based Compensation
The Company has adopted the Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123) and elected to remain under the existing accounting rules for stock options as contained in APB Opinion No. 25. There will be no effect on the financial statements of the Company as a result of this election under FASB 123.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
Results of operations
The Company's net sales increased 14% to $39,639,000 in the first quarter of fiscal year 1996 from $34,801,000 in the first quarter of fiscal year 1995. The increase in net sales was attributable to a 16% increase in comparable store sales, which was partially offset by a decrease in the number of stores open at the end of the first quarter of fiscal year 1996 compared to the end of the first quarter of fiscal year 1995. The Company operated 227 stores as of May 4, 1996 compared to 249 stores on April 29, 1995. The 16% comparable store sales increase was due to an increase in consumer demand and acceptance of the product offering as reflected by the increase in average number of customer transactions per store as well as an increase in the average price per unit sold.
Gross income increased from 29% of net sales in the first quarter of fiscal year 1995 to 32% of net sales for the first quarter of fiscal year 1996. This was primarily due to increased gross margins as a result of less promotional markdowns for the first quarter of fiscal year 1996 when compared to the first quarter of fiscal year 1995.
Selling, general and administrative expenses were $11,427,000, or approximately 29% of net sales, for the first quarter of fiscal year 1996 compared to $10,758,000, or approximately 31% of net sales, for the first quarter of fiscal year 1995. This percentage decrease is primarily the result of fixed expenses leveraged over a higher sales base due to comparable store sales increases. Depreciation and amortization decreased approximately 12%, from $895,000 for the first quarter of fiscal year 1995 to $790,000 for the first quarter of fiscal year 1996. This decrease is primarily due to reduced capital spending levels over the past few years.
Interest expense, net, decreased approximately 26% from $513,000 for the first quarter of fiscal year 1995 to $378,000 for the first quarter of fiscal year 1996. Interest expense, net, was primarily reduced as a result of the first two semi-annual principal payments of $2.1 million each, on July 31, 1995 and January 31, 1996, on the $24,000,000 of 11.375% Notes and in addition reflects the maintenance of higher cash balances in the first quarter of fiscal year 1996 compared to the first quarter of fiscal year 1995.
The Company has provided for income taxes based on statutory rates of $94,000 for the first quarter of fiscal year 1996. Due to the utilization of tax loss carryforwards the Company benefited by a credit to additional paid-in capital of $78,000. The Company expects to pay, in cash, only minimal income taxes for fiscal year 1996.
As a result of the above factors, the Company had net income of $138,000 for the first quarter of fiscal year 1996 compared to a net loss of $1,215,000 for the first quarter of fiscal year 1995. The Company historically has produced a majority of its net income in the fourth quarter of its fiscal year due to stronger sales experienced during the December holiday season.

Liquidity and Capital Resources
Cash and cash equivalents totaled $19,859,000 at the end of the first quarter of fiscal year 1996, a 24% increase from the total of $16,039,000 at the end of the first quarter of fiscal year 1995. During the first quarter of fiscal year 1996, the Company used $27,000 of cash compared to $5,310,000 of cash used during the first quarter of fiscal year 1995. On May 29, 1996 the Company made a prepayment of $3,000,000 principal plus interest relating to its 11.375% Notes. After the prepayment, the total principal balance of the Notes now outstanding is $16,800,000. The Company will also make its normal semi-annual installment of $2.1 million on July 31, 1996 on the Notes.
Merchandise inventories decreased 7% from $22,335,000 at the end of the first quarter of fiscal year 1995 to $20,864,000 at the end of the first quarter of fiscal year 1996. The Company's inventory turn, at cost, increased 20% for the first quarter of fiscal year 1996 compared to the first quarter of fiscal year 1995.
On May 8, 1996, the Company and its primary lender, entered into an agreement which increased the revolving bank line of credit facility from $15 million to $20 million and extended the maturity of the facility from June 30, 1996 through June 30, 1997. In addition, the amounts that can be borrowed directly by the Company were increased from $3.5 million to $10 million. This credit facility is principally intended for the funding of letters of credit for merchandise purchased overseas.
Capital spending by the Company for the first quarter of fiscal year 1996 was $832,000, primarily for updated store fixtures, new stores and upgrades for the Company's management information systems. During the first quarter of fiscal year 1996, the Company opened 1 store and closed 9 stores. The Company plans to open approximately 5-10 new stores during the remainder of fiscal year 1996. Sales levels to date, during the second quarter of fiscal year 1996 have been favorable. Unexpectedly harsh weather during the 1996 December holiday season or a severe economic down-turn could negatively impact earnings and cash flow; however, the Company anticipates it will be able to satisfy its ongoing cash requirements for its operations and capital spending, including debt service payments, primarily with cash flows from operations supplemented by the increased and extended revolving bank line of credit facility.

PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits:  (4)(h)  Fourth Modification of Secured Credit
                        Agreement, Revolving Note and Other Loan Documents dated as of May 8, 1996 by and between Paul Harris Stores, Inc. and LaSalle National Bank.

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



Date:  June 14, 1996              /s/ John H. Boyers
      -------------------         --------------------------
                                  John H. Boyers
                                  Senior Vice President - Finance and Treasurer
                                  Signing on behalf of the registrant and as
                                   principal financial officer.