Form 10-Q
period 1996-08-03
HARRIS PAUL STORES INC
filed 1996-09-12
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----
     Exchange Act of  1934 for the quarterly period ended August 3, 1996 or
                                                          -----------
     Transition report pursuant to Section 13 or 15(d) of the Securities
- -----
     Exchange Act of  1934 for the transition period from          to
                                                         ----------  ----------

Commission File Number 0-7264
                       ------
                              PAUL HARRIS STORES, INC.
- -------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Indiana                                        35-0907402
- ----------------------------------------               ------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

   6003 Guion Rd., Indianapolis, IN                             46254
- ----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)
                                          (317) 293-3900
- -------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)
                                          Not Applicable
- -------------------------------------------------------------------------------
        (Former name, address and fiscal year, if changed since last report)

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes    X      No
                                                          --------     --------
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes    X       No
                                                          --------     --------
As of September 3, 1996, 10,052,079 common shares were outstanding (including 3,013,039 shares of non-voting common stock).

                                  INDEX

               PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets - August 3, 1996,
     February 3, 1996 and July 29, 1995                               1

     Consolidated Statements of Operations - For the thirteen
     weeks ended August 3, 1996 and July 29, 1995                     2

     Consolidated Statements of Operations - For the twenty-six
     weeks ended August 3, 1996 and July 29, 1995                     3

     Consolidated Statements of Cash Flows - For the
     twenty-six weeks ended August 3, 1996 and July 29, 1995          4

     Consolidated Statements of Shareholders' Equity -
     For the twenty-six weeks ended August 3, 1996 and July 29, 1995  5

     Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     7-9

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders           9

Item 6. Exhibits and Reports on Form 8-K                              9

                              PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            UNAUDITED
                                          (in thousands)

                                                         August 3,    February 3,    July 29,
                                                           1996          1996          1995
                                                        ----------    ----------    ----------
ASSETS
  Current assets
   Cash and cash equivalents                            $  11,920     $  19,886     $  17,307
   Merchandise inventories                                 20,700        17,645        22,089
   Other receivables                                          414           539           895
   Prepaid expenses                                         1,207         1,013         1,029
   Income tax recoverable                                                               1,042
                                                        ----------    ----------    ----------
      Total current assets                                 34,241        39,083        42,362
                                                        ----------    ----------    ----------
  Property, fixtures and equipment
   Land, building and improvements                          5,756         5,715         5,715
   Store fixtures and equipment                            12,230        11,575        10,565
   Leasehold improvements and other                        11,755        11,389        10,852
                                                        ----------    ----------    ----------
                                                           29,741        28,679        27,132
   Less accumulated depreciation and amortization         (12,104)      (10,785)       (8,373)
                                                        ----------    ----------    ----------
      Property, fixtures and equipment, net                17,637        17,894        18,759

  Other assets                                                836           873         1,057
                                                        ----------    ----------    ----------
                                                        $  52,714     $  57,850     $  62,178
                                                        ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                                     $   6,343     $   6,012     $   9,107
   Compensation and related taxes                             858           778         1,231
   Income taxes payable                                        25            45           183
   Other accrued expenses                                   2,873         3,447         4,432
   Current maturities of long-term debt                     4,320         4,320         4,320
                                                        ----------    ----------    ----------
      Total current liabilities                            14,419        14,602        19,273
                                                        ----------    ----------    ----------
  Long-term debt                                           12,480        17,640        21,910
  Other non-current liabilities                             2,562         2,704         3,100

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued and outstanding
     10,039, 10,019 and 9,998 respectively                  1,750         1,716         1,684
   Additional paid-in capital                               5,102         4,989         3,637
   Retained earnings                                       16,401        16,199        12,574
                                                        ----------    ----------    ----------
      Total shareholders' equity                           23,253        22,904        17,895
                                                        ----------    ----------    ----------
                                                        $  52,714     $  57,850     $  62,178
                                                        ==========    ==========    ==========

                See accompanying "Notes To Consolidated Financial Statements".
                                                 1
/TABLE

                          PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          UNAUDITED
                            (in thousands, except per share data)




                                                     For the                For the
                                                     thirteen               thirteen
                                                   weeks ended            weeks ended
                                                    August 3,               July 29,
                                                       1996                   1995
                                                 ---------------        ---------------
Net sales                                        $       36,721         $       36,509

Cost of sales, including occupancy expenses
  exclusive of depreciation                              24,161                 24,792
                                                 ---------------        ---------------
Gross income                                             12,560                 11,717

Selling, general and administrative expenses             11,390                 11,549
Depreciation and amortization                               766                    935
Interest expense, net                                       297                    516
                                                 ---------------        ---------------
Income (loss) before income taxes                           107                 (1,283)

Provision (credit) for income taxes                          43                   (503)
                                                 ---------------        ---------------
Net income (loss)                                $           64         $         (780)
                                                 ===============        ===============

Net income (loss) per common share               $          .01         $         (.08)
                                                 ===============        ===============
Weighted average number of shares and
   share equivalents outstanding                         10,516                  9,998
                                                 ===============        ===============











                  See accompanying "Notes To Consolidated Financial Statements".
                                                 2
/TABLE

                          PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         UNAUDITED
                            (in thousands, except per share data)




                                                     For the                For the
                                                    twenty-six             twenty-six
                                                   weeks ended            weeks ended
                                                    August 3,               July 29,
                                                       1996                   1995
                                                 ---------------        ---------------
Net sales                                        $       76,360         $       71,310

Cost of sales, including occupancy expenses
  exclusive of depreciation                              50,973                 49,409
                                                 ---------------        ---------------
Gross income                                             25,387                 21,901

Selling, general and administrative expenses             22,817                 22,307
Depreciation and amortization                             1,556                  1,830
Interest expense, net                                       675                  1,029
                                                 ---------------        ---------------
Income (loss) before income taxes                           339                 (3,265)

Provision (credit) for income taxes                         137                 (1,270)
                                                 ---------------        ---------------
Net income (loss)                                $          202         $       (1,995)
                                                 ===============        ===============

Net income (loss) per common share               $          .02         $         (.20)
                                                 ==============         ===============
Weighted average number of shares and
   share equivalents outstanding                         10,421                  9,998
                                                 ===============        ===============












              See accompanying "Notes To Consolidated Financial Statements".
                                                 3
/TABLE

                         PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED
                                       (in thousands)



                                                         For the                For the
                                                        twenty-six             twenty-six
                                                       weeks ended            weeks ended
                                                        August 3,               July 29,
                                                           1996                   1995
                                                     ---------------        ---------------
Cash flow from operating activities:
Net income                                           $          202         $       (1,995)

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                              1,556                  1,830
   Net disposal of assets                                       438                    182
   Utilization of net operating loss carryforward               113
   (Increase) decrease in current assets:
      Merchandise inventories                                (3,055)                (2,523)
      Other receivables                                         125                     54
      Prepaid expenses                                         (194)                   (13)
      Income taxes recoverable                                                      (1,042)
   Increase (decrease) in current liabilities:
      Accounts payable                                          331                  1,500
      Compensation and related taxes                             80                   (150)
      Income taxes payable                                      (20)                  (232)
      Other accrued expenses                                   (574)                  (279)
   Other                                                        (37)                    (2)
                                                     ---------------        ---------------
 Net cash flow from operating activities                     (1,035)                (2,670)
                                                     ---------------        ---------------
 Net cash flow from investing activities:
   Additions to fixed assets                                 (1,805)                (1,312)
                                                     ---------------        ---------------
 Cash flow from financing activities:
   Repayment of long-term debt                               (5,160)                   (60)
   Sale of common stock under stock plan                         34
                                                     ---------------        ---------------
 Net cash flow from financing activities                     (5,126)                   (60)
                                                     ---------------        ---------------
                                                     $       (7,966)        $       (4,042)
                                                     ===============        ===============
Cash and cash equivalents
   At beginning of period                            $       19,886         $       21,349
   At end of period                                          11,920                 17,307
                                                     ---------------        ---------------
                                                     $       (7,966)        $       (4,042)
                                                     ===============        ===============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest          $        1,229         $        1,531
                                                     ===============        ===============
   Cash paid during the period for income taxes      $           44         $            4
                                                     ===============        ===============





               See accompanying "Notes To Consolidated Financial Statements".
                                                 4
/TABLE

                             PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            UNAUDITED
                                          (in thousands)






                                                      For the twenty-six    For the twenty-six
                                                         weeks ended           weeks ended
                                                        August 3, 1996        July 29, 1995
                                                      ------------------    ------------------
                                                       SHARES   AMOUNT       SHARES   AMOUNT
                                                      -------   --------    -------   --------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
      (16,500 voting shares; 3,500 non-voting shares)
   Beginning balance                                   10,019   $  1,716      9,998   $  1,684
   Exercise of stock options                               20         34
                                                      -------   --------    -------   --------
                   Ending balance                      10,039   $  1,750      9,998   $  1,684
                                                      =======   ========    =======   ========

ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                            $  4,989              $  3,637
   Benefit of net operating loss carryforward                        113
                                                                --------              --------
                   Ending balance                               $  5,102              $  3,637
                                                                ========              ========

RETAINED EARNINGS:
   Beginning balance                                            $ 16,199              $ 14,569
   Net income (loss)                                                 202                (1,995)
                                                                --------              ---------
                   Ending balance                               $ 16,401              $ 12,574
                                                                ========              =========








                 See accompanying "Notes To Consolidated Financial Statements".
                                                 5
/TABLE

                    PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 1996 Annual Report on Form 10-K.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 3, 1996 and for all other periods presented have been made.
The results of operations for the first and second quarter of fiscal year 1996 are not necessarily indicative of the results to be expected for the entire fiscal year 1996. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the December holiday season.
Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2. Accounting for Stock Based Compensation
The Company has adopted the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Management has elected to adopt the disclosure provisions of the statement and remain under the existing accounting rules for stock options as contained in APB Opinion No. 25 as they relate to the recognition of compensation expense in the Statement of Operations. There will be no effect on the results of operations of the Company as a result of this election under SFAS No. 123.

3. Distribution of Residual Notes and Stock
Pursuant to the Company's confirmed Plan of Reorganization (the "Plan"), certain of the shares of Common Stock and 11.375% Notes to be distributed under the Plan were to be distributed upon final resolution of all claims to the holders of allowed claims on a pro rata basis. On May 10, 1996 the Company completed the distribution. Of the shares of Common Stock required to be distributed, 162,127 shares were issued as Non-voting Common Stock. All of the shares of Common Stock to be distributed under the Plan have been reflected in the Company's financial statements as issued and outstanding since the confirmation of the Plan in September 1992.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
Results of operations
Second quarter of fiscal year 1996
The Company's net sales increased approximately 0.6% to $36,721,000 in the second quarter of fiscal year 1996 (the thirteen weeks ended August 3, 1996) from $36,509,000 in the second quarter of fiscal year 1995 (the thirteen weeks ended July 29, 1995). The increase in net sales was attributable to a 13% increase in comparable store sales that was partially offset by a decrease in the number of stores open during the second quarter of fiscal year 1996 compared to the second quarter of fiscal year 1995. The Company operated 215 stores as of August 3, 1996 compared to 243 stores on July 29, 1995. The 13% comparable store sales increase was due to a positive response by customers to the Company's overall merchandise selection.
Gross income increased from $11,717,000 or approximately 32.1% of net sales in the second quarter of fiscal year 1995 to $12,560,000 or approximately 34.2% of net sales for the second quarter of fiscal year 1996. This was the fourth consecutive quarter of improvement in gross income as a percentage of sales compared to the previous year. This increase was due primarily to lower merchandise costs resulting from better sourcing of goods and recognizing higher margins on accessories.
Selling, general and administrative expenses (SG&A) decreased from $11,549,000, or approximately 31.6% of net sales, for the second quarter of fiscal year 1995 to $11,390,000, or approximately 31.0% of net sales, for the second quarter of fiscal year 1996. This was the second consecutive quarter of improvement in SG&A as a percentage of sales. The percentage decrease is primarily the result of spreading fixed expenses over a higher sales base due to an increase in comparable store sales.
Interest expense, net, decreased approximately 42% from $516,000 for the second quarter of fiscal year 1995 to $297,000 for the second quarter of fiscal year 1996. Interest expense, net, was reduced primarily as a result of the Company making scheduled principal payments of $2.1 million each, on July 31, 1995, January 31, 1996, July 31, 1996 and the prepayment (without penalty) of $3 million in May 1996 on the Company's 11.375% Notes.
The Company has provided for income taxes based on statutory rates of $43,000 for the second quarter of fiscal year 1996. Due to the utilization of tax loss carryforwards the Company benefited by a credit to additional paid-in capital of $35,000. The Company expects to pay, in cash, only minimal income taxes for fiscal year 1996.
As a result of the above factors, the Company recognized net income of $64,000 for the second quarter of fiscal year 1996 compared to a net loss of $780,000 for the second quarter of fiscal year 1995. The Company historically has produced a majority of its net income in the fourth quarter of its fiscal year due to stronger sales experienced during the December holiday season.

                                      7
<


First half of fiscal year 1996
The Company's net sales increased approximately 7.1% to $76,360,000 in the first half of fiscal year 1996 (the twenty-six weeks ended August 3, 1996) from $71,310,000 for the first half of fiscal year 1995 (the twenty-six weeks ended July 29, 1995). The increase in net sales was attributable to a 15% increase in comparable store sales that was partially offset by a decrease in the number of stores open during the first half of fiscal year 1996 compared to the first half of fiscal year 1995. The Company operated 215 stores as of August 3, 1996 compared to 243 stores on July 29, 1995. The 15% comparable store sales increase was due to a positive response by customers to the Company's overall merchandise selection.
Gross income increased from $21,901,000 or approximately 30.7% of net sales in the first half of fiscal year 1995 to $25,387,000 or approximately 33.2% of net sales for the first half of fiscal year 1996. This increase was due to lower merchandise costs resulting from better sourcing of goods, the elimination of an underperforming unit of the Company and recognizing higher margins on accessories.
Selling, general and administrative expenses were $22,817,000, or approximately 29.9% of net sales, for the first half of fiscal year 1996 compared to $22,307,000, or approximately 31.3% of net sales, for the first half of fiscal year 1995. This percentage decrease is primarily the result of spreading fixed expenses over a higher sales base due to an increase in comparable store sales. Interest expense, net, decreased approximately 34% from $1,029,000 for the first half of fiscal year 1995 to $675,000 for the first half of fiscal year 1996. Interest expense, net, was reduced primarily as a result of the Company making scheduled principal payments of $2.1 million each, on July 31, 1995, January 31, 1996, July 31, 1996 and the prepayment (without penalty) of $3 million in May 1996 on the Company's 11.375% Notes.
The Company has provided for income taxes based on statutory rates of $137,000 for the first half of fiscal year 1996. Due to the utilization of tax loss carryforwards the Company benefited by a credit to additional paid-in capital of $113,000. The Company expects to pay, in cash, only minimal income taxes for fiscal year 1996.
As a result of the above factors, the Company recognized net income of $202,000 for the first half of fiscal year 1996 compared to a net loss of $1,995,000 for the first half of fiscal year 1995. The Company historically has produced a majority of its net income in the fourth quarter of its fiscal year due to stronger sales experienced during the December holiday season.

Liquidity and Capital Resources
Cash and cash equivalents totaled $11,920,000 at the end of the first half of fiscal year 1996 compared to $17,307,000 at the end of the first half of fiscal year 1995. However, during this same period, the Company repaid over $9.4 million of long-term debt. In addition, due to the timing of the period end (August 3, 1996 vs. July 29, 1995), the Company paid approximately $2.2 million in accrued expenses and monthly rent payments. During the first half of fiscal year 1996, the Company's operations used only $1,035,000 of cash compared to $2,670,000 during the first half of fiscal year 1995. The Company repaid approximately $5.2 million of debt in the first half of fiscal year 1996 compared to less than $100,000 in the first half of fiscal year 1995.
Although merchandise inventories decreased from $22,089,000 at the end of the first half of fiscal year 1995 to $20,700,000 at the end of the first half of fiscal year 1996, inventories actually increased approximately 6% on a store for store basis due to the decrease in number of stores. This increase was mainly in the accessory portion of the business that has experienced a significantly higher comparable store sale increase than apparel. The Company's inventory turn increased for the first half of fiscal year 1996 compared to the first half of year 1995.

The Company has a $20 million revolving bank line of credit facility which expires in June 1997 that is principally intended for the funding of letters of credit for merchandise purchased overseas. The Company may make direct borrowings of up to $10 million of this revolving bank line of credit facility. Capital spending by the Company for the first half of fiscal year of 1996 was $1,806,000, primarily for store fixtures and remodel of existing stores. During the first half of fiscal year 1996 the Company opened 1 store and closed 21 stores. The Company plans to open approximately 10-15 new stores during the remainder of fiscal year 1996.
Sales levels to date, during the third quarter of fiscal year 1996 have been favorable. Unexpectedly harsh weather during the 1996 December holiday season or a severe economic down-turn could negatively impact earnings and cash flow; however, the Company anticipates it will be able to satisfy its ongoing cash requirements for its operations and capital spending, including debt service payments, primarily with cash flows from operations supplemented by its revolving bank line of credit facility.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 19, 1996, the Company held its annual meeting of shareholders. At the meeting, the shareholders elected the following directors by the vote indicated, to serve until the 1999 annual meeting of shareholders.
                           FOR                  WITHHELD
     Rudy Greer         5,633,863                35,583
     Gerald Paul        5,637,939                31,507

     There were 0 broker non-votes.

     In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated.
                                            Term
                                           Expires
     Charlotte G. Fischer                   1997
     Stig A. Kry                            1998
     Robert I. Logan                        1998
     Sally M. Tassani                       1997

     Price Waterhouse L.L.P. was approved as auditors for the Company for the fiscal year 1996 by the following vote:

     5,652,565 For   12,365 Against   4,516 Abstentions and broker non-votes

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits: (10)(i) Amended and Restated Employment Agreement between the
                        Company and Charlotte G. Fischer dated June 17, 1996
                (27)    Financial Data Schedule

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



Date:  September 11, 1996         /s/ John H. Boyers
      -------------------         --------------------------
                                  John H. Boyers
                                  Senior Vice President - Finance and Treasurer
                                  Signing on behalf of the registrant and as
                                   principal financial officer.