Form 10-Q
period 1996-11-02
HARRIS PAUL STORES INC
filed 1996-12-17
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of 1934 for the quarterly period ended November 2, 1996 or
                                                         ----------------
     Transition report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of  1934 for the transition period from          to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
                                                       Yes    X       No
                                                          --------     --------
As of November 20, 1996, 10,085,539 common shares were outstanding (including 3,013,039 shares of non-voting common stock).

                                      INDEX

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                                                       Page No.
Part I. FINANCIAL INFORMATION                                          --------

   Item 1. Financial Statements (unaudited)

      Consolidated Balance Sheets - November 2, 1996,
      February 3, 1996 and October 28, 1995                                 3

      Consolidated Statements of Operations - For the thirteen
      weeks ended November 2, 1996 and October 28, 1995                     4

      Consolidated Statements of Operations - For the thirty-nine
      weeks ended November 2, 1996 and October 28, 1995                     5

      Consolidated Statements of Cash Flows - For the
      thirty-nine weeks ended November 2, 1996 and October 28, 1995         6

      Consolidated Statements of Shareholders' Equity
      For the thirty-nine weeks ended November 2, 1996 and October 28, 1995 7

      Notes to Consolidated Financial Statements                            8

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           9-13

Part II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                13

                            PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                            UNAUDITED
                                          (in thousands)

                                                    November 2,     February 3,     October 28,
                                                      1996             1996            1995
                                                   ------------     -----------     -----------
ASSETS
  Current assets
   Cash and cash equivalents                       $    11,825      $   19,886      $    7,773
   Merchandise inventories                              31,318          17,645          31,463
   Other receivables                                       457             539             651
   Prepaid expenses                                      1,142           1,013           1,223
   Income tax recoverable                                    -               -           1,357
                                                   ------------     -----------     -----------
      Total current assets                              44,742          39,083          42,467
                                                   ------------     -----------     -----------
  Property, fixtures and equipment
   Land, building and improvements                       5,784           5,715           5,715
   Store fixtures and equipment                         12,907          11,575          10,822
   Leasehold improvements and other                     12,313          11,389          11,126
                                                   ------------     -----------     -----------
                                                        31,004          28,679          27,663
   Less accumulated depreciation and amortization      (12,821)        (10,785)         (9,180)
                                                   ------------     -----------     -----------
      Property, fixtures and equipment, net             18,183          17,894          18,483

  Other assets                                             819             873           1,051
                                                   ------------     -----------     -----------
                                                   $    63,744      $   57,850      $   62,001
                                                   ============     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                                $    10,903      $    6,012      $   12,975
   Compensation and related taxes                        2,742             778             731
   Income taxes payable                                    186              45             113
   Other accrued expenses                                4,546           3,447           3,697
   Current maturities of long-term debt                  4,320           4,320           4,320
                                                   ------------     -----------     -----------
      Total current liabilities                         22,697          14,602          21,836
                                                   ------------     -----------     -----------

  Long-term debt                                        12,450          17,640          19,780
  Other non-current liabilities                          2,447           2,704           3,070

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued and outstanding
     10,067, 10,019 and 10,019 respectively              1,804           1,716           1,716
   Additional paid-in capital                            6,124           4,989           3,637
   Retained earnings                                    18,222          16,199          11,962
                                                   ------------     -----------     -----------
      Total shareholders' equity                        26,150          22,904          17,315
                                                   ------------     -----------     -----------
                                                   $    63,744      $   57,850      $   62,001
                                                   ============     ===========     ===========


                       See accompanying "Notes To Consolidated Financial Statements".
                                              3
/TABLE

                       PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      UNAUDITED
                         (in thousands, except per share data)




                                                     For the                For the
                                                     thirteen               thirteen
                                                   weeks ended            weeks ended
                                                   November 2,            October 28,
                                                      1996                    1995
                                                 ---------------        ---------------
Net sales                                        $       45,413         $       36,880

Cost of sales, including occupancy expenses
  exclusive of depreciation                              27,339                 25,246
                                                 ---------------        ---------------

Gross income                                             18,074                 11,634

Selling, general and administrative expenses             13,852                 11,267
Depreciation and amortization                               795                    809
Interest expense, net                                       369                    554
                                                 ---------------        ---------------

Income (loss) before income taxes                         3,058                   (996)

Provision (credit) for income taxes                       1,237                   (384)
                                                 ---------------        ---------------

Net income (loss)                                $        1,821         $         (612)
                                                 ===============        ===============

Net income (loss) per common share               $         .17          $         (.06)
                                                 ===============        ===============

Weighted average number of shares and
   share equivalents outstanding                         10,704                 10,009
                                                 ===============        ===============













                    See accompanying "Notes To Consolidated Financial Statements".
                                              4
/TABLE

                      PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                         (in thousands, except per share data)




                                                     For the                For the
                                                   thirty-nine            thirty-nine
                                                   weeks ended            weeks ended
                                                   November 2,            October 28,
                                                      1996                    1995
                                                 ---------------        ---------------
Net sales                                        $      121,773         $      108,191

Cost of sales, including occupancy expenses
  exclusive of depreciation                              78,312                 74,656
                                                 ---------------        ---------------

Gross income                                             43,461                 33,535

Selling, general and administrative expenses             36,668                 33,574
Depreciation and amortization                             2,351                  2,639
Interest expense, net                                     1,045                  1,583
                                                 ---------------        ---------------

Income (loss) before income taxes                         3,397                 (4,261)

Provision (credit) for income taxes                       1,374                 (1,654)
                                                 ---------------        ---------------

Net income (loss)                                $        2,023         $       (2,607)
                                                 ===============        ===============

Net income (loss) per common share               $         .19          $         (.26)
                                                 ===============        ===============

Weighted average number of shares and
   share equivalents outstanding                         10,515                 10,002
                                                 ===============        ===============















                See accompanying "Notes To Consolidated Financial Statements".
                                         5
/TABLE

                      PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                  (in thousands)
                                                          For the                For the
                                                        thirty-nine            thirty-nine
                                                        weeks ended            weeks ended
                                                        November 2,            October 28,
                                                            1996                   1995
                                                      ---------------        ---------------
Cash flow from operating activities:
Net income                                            $        2,023         $       (2,607)

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                               2,351                  2,639
   Net disposal of assets                                        349                    220
   Utilization of net operating loss carryforward              1,135                      -
   (Increase) decrease in current assets:
      Merchandise inventories                                (13,673)               (11,896)
      Other receivables                                           82                    298
      Prepaid expenses                                          (129)                  (207)
      Income taxes recoverable                                     -                 (1,357)
   Increase (decrease) in current liabilities:
      Accounts payable                                         4,891                  5,368
      Compensation and related taxes                           1,964                   (651)
      Income taxes payable                                       141                   (303)
      Other accrued expenses                                   1,099                 (1,013)
   Other                                                          13                    (28)
                                                      ---------------        ---------------
 Net cash flow from operating activities                         246                 (9,537)
                                                      ---------------        ---------------
 Net cash flow from investing activities:
   Additions to fixed assets                                  (3,205)                (1,881)
                                                      ---------------        ---------------
 Cash flow from financing activities:
   Repayment of long-term debt                                (5,190)                (2,190)
   Sale of common stock under stock plan                          88                     32
                                                      ---------------        ---------------

 Net cash flow from financing activities                      (5,102)                (2,158)
                                                      ---------------        ---------------
                                                      $       (8,061)        $      (13,576)
                                                      ===============        ===============
Cash and cash equivalents
   At beginning of period                             $       19,886         $       21,349
   At end of period                                           11,825                  7,773
                                                      ---------------        ---------------
                                                      $       (8,061)        $      (13,576)
                                                      ===============        ===============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest           $        1,335         $        2,909
                                                      ===============        ===============
   Cash paid during the period for income taxes       $           98         $            5
                                                      ===============        ===============






                           See accompanying "Notes To Consolidated Financial Statements".
                                                    6
/TABLE

                           PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        UNAUDITED
                                      (in thousands)








                                                   For the thirty-nine     For the thirty-nine
                                                       weeks ended             weeks ended
                                                    November 2, 1996        October 28, 1995
                                                    -------------------     -------------------
                                                    SHARES    AMOUNT        SHARES    AMOUNT
                                                    -------   ---------     ------    ---------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
    (16,500 voting shares; 3,500 non-voting shares)
   Beginning balance                                 10,019   $   1,716       9,998   $   1,684
   Exercise of stock options                             48          88          21          32
                                                    -------   ---------     ------    ----------

                   Ending balance                    10,067   $   1,804      10,019   $   1,716


ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                          $   4,989               $   3,637
   Benefit of net operating loss carryforward                     1,135                       -
                                                              ---------               ----------

                   Ending balance                             $   6,124               $   3,637
                                                              =========               ==========

RETAINED EARNINGS:
   Beginning balance                                          $  16,199               $  14,569
   Net income (loss)                                              2,023                  (2,607)
                                                              ---------               ----------
                   Ending balance                             $  18,222               $  11,962
                                                              =========               ==========











                         See accompanying "Notes To Consolidated Financial Statements".
                                              7
/TABLE

                        PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and subsidiaries (the "Company"). The Company is a specialty retailer of moderately-priced private-label apparel and accessories for women.
The unaudited financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 2, 1996 and for all other periods presented have been made.
The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years within which such fiscal years began. For example, fiscal 1995 refers to the fiscal year that began on January 29, 1995, and ended on February 3, 1996.
The results of operations for the first three quarters of fiscal 1996 are not necessarily indicative of the results to be expected for all of fiscal 1996. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the December holiday season.
Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2. Accounting for Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Management has elected to adopt the disclosure provisions of SFAS No. 123 and remain under the existing accounting rules for stock options as contained in APB Opinion No. 25 as they relate to the recognition of compensation expense in the Statement of Operations. There will be no effect on the results of operations of the Company as a result of this election under SFAS No. 123.

3. Distribution of Residual Notes and Stock

Pursuant to the Company's confirmed Plan of Reorganization (the "Plan"), certain of the shares of Common Stock and the 11.375% Notes due January 31, 2000 (the "11.375% Notes") to be distributed under the Plan were to be distributed upon final resolution of all claims to the holders of allowed claims on a pro rata basis. On May 10, 1996 the Company completed the distribution. Of the shares of Common Stock required to be distributed, 162,127 shares were issued as Non-voting Common Stock. All of the shares of Common Stock to be distributed under the Plan have been reflected in the Company's financial statements as issued and outstanding since the confirmation of the Plan in 1992.

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or the retailing industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others; local, regional and national economic conditions; extreme or unseasonable weather conditions; legislation and regulatory matters affecting payroll cost or other aspects of retailing; the ability to identify and respond to emerging fashion trends; and governmental actions such as import or trade restrictions.

Introduction

The Company is a specialty retailer of moderately-priced private-label apparel and accessories for women. As of November 2, 1996 the Company operated a total of 226 stores, comprised of 207 Paul Harris stores, 6 Pasta stores and 13 Paul Harris Direct stores. At the beginning of fiscal 1996, the Company operated 18 "The $5-$10-$15-$20 Place" stores ("$5-$20 Stores") which marketed off-price apparel, close out merchandise and regular market goods. During the first nine months of fiscal 1996, the Company completed closing or converting to Paul Harris and/or Paul Harris Direct stores all of the $5-$20 Stores.
The discussion of results of operations and financial condition that follows is based upon the unaudited consolidated financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales and certain operating data for the periods indicated.

                PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS AS A
                              PERCENTAGE OF NET SALES
                             AND CERTAIN OPERATING DATA
                         (in thousands, except store data)

                                              Thirteen weeks ended   Thirty-nine weeks ended
                                              --------------------   -----------------------
                                              November 2,October 28,  November 2,October 28,
                                                 1996       1995          1996       1995
                                              ---------------------  -----------------------
Net sales                                       100.0%     100.0%        100.0%     100.0%

Cost of sales, including occupancy
  expenses exclusive of depreciation             60.2%      68.4%         64.3%      69.0%
                                                ------     ------        ------     ------
Gross income                                     39.8%      31.6%         35.7%      31.0%

Selling, general and administrative expenses     30.5%      30.6%         30.1%      31.0%
Depreciation and amortization                     1.8%       2.2%          1.9%       2.4%
Interest expense, net                             0.8%       1.5%          0.9%       1.5%
                                                ------     ------        ------     ------

Income (loss) before income taxes                 6.7%      (2.7%)         2.8%      (3.9%)

Provision (credit) for income taxes               2.7%      (1.0%)         1.1%      (1.5%)
                                                ------     ------        ------     ------

Net income (loss)                                 4.0%      (1.7%)         1.7%      (2.4%)
                                                ======      ======       ======     =======
Stores open at end of period                       226        245           226        245
                                                ======      ======       ======     =======

Comparable store sales increase (decrease)       22.0%     (11.0%)        17.0%     (10.0%)
                                                ======      ======       ======     =======





Results of operations

Third quarter of fiscal 1996

The Company's net sales increased approximately 23% to $45,413,000 in the third quarter of fiscal 1996 (the thirteen weeks ended November 2, 1996) from $36,880,000 in the third quarter of fiscal 1995 (the thirteen weeks ended October 28, 1995). The increase in net sales was primarily attributable to a 22% increase in comparable store sales. This was the third consecutive quarter of increase in comparable store sales. In addition, new stores (stores open less than one year) that are excluded from comparable store sales are generally producing higher sales than the older comparable stores or stores which were closed in the last twelve months. The average number of stores open during the quarter was approximately 10% less in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The customer count per store (number of customers who purchase items) increased approximately 21% in the third quarter of fiscal 1996 over the third quarter of fiscal 1995. Sales per selling square foot increased approximately 28% for the quarter versus the same quarter a year ago. Average sales per store increased approximately 37% for the quarter versus a year ago.

Gross income increased approximately 55.4% from $11,634,000 in the third quarter of fiscal 1995 to $18,074,000 in the third quarter of fiscal 1996.
This increase was due to a decrease in the cost of goods sold and a decrease in occupancy expenses, each as a percent of net sales. This was the fifth consecutive quarterly improvement in gross income as a percentage of net sales. This increase was due to lower merchandise costs resulting from a better sourcing of goods, an increase in higher margin accessory sales, less markdowns due to fewer promotional sales, and overall higher sales on a relatively fixed occupancy base .
Selling, general and administrative expenses (SG&A expense) were $13,852,000 for the third quarter of fiscal 1996 as compared to $11,267,000 for the third quarter of fiscal 1995, an increase of approximately 23%. SG&A expense as a percentage of net sales decreased from 30.6% of net sales to 30.5%. The accrual for bonus was approximately $1,400,000 higher in the third quarter compared to a year ago due primarily to the Company's greater pretax income and sales. The third quarter of fiscal 1996 exhibited a 22% comparable store sales increase versus an 11% decrease in comparable store sales for the same period in fiscal 1995. The other major item impacting the quarter was an increase of approximately $440,000 in costs associated with the closing and write-off of store assets, primarily $5-$20 Stores The Company completely closed down this division as of November 2, 1996.
Depreciation and amortization decreased approximately 2% from $809,000 for the third quarter of fiscal 1995 to $795,000 for the third quarter of fiscal 1996. Interest expense, net, decreased approximately 33% from $554,000 for the third quarter of fiscal 1995 to $369,000 for the third quarter of fiscal 1996. This decrease reflects the Company's principal payments of a total of $7,200,000 on its 11.375% Notes since the end of the third quarter last year.
The Company provided for income taxes based on statutory rates of $1,237,000 for the third quarter of fiscal 1996. Due to the utilization of its tax loss carryforwards, additional paid-in-capital was credited by $1,023,000. The Company expects to pay minimal taxes for fiscal 1996 due to the utilization of the tax loss carryforwards.
The Company's net income was $1,821,000 for the third quarter of fiscal 1996 compared to a net loss of $612,000 for the third quarter of fiscal 1995. This is the Company's highest third quarter net income in its history.


First nine months of fiscal 1996
The Company's net sales increased approximately 13% to $121,773,000 in the first nine months of fiscal 1996 (the thirty-nine weeks ended November 2, 1996) from $108,191,000 for the same period of fiscal 1995 (the thirty-nine weeks ended October 28, 1995). The increase in net sales was attributable to a 17% increase in comparable store sales. In addition, new stores (stores open less than one year) that are excluded from comparable store sales are generally producing higher sales than the older comparable stores or stores which were closed in the last twelve months. The average number of stores open during the first nine months of fiscal 1996 was approximately 9% less than the first nine months of fiscal 1995. The customer count per store (number of customers who purchase items) increased approximately 14% for the first nine months of fiscal year 1996 compared to the first nine months of fiscal year 1995. Sales per selling square foot year to date increased approximately 14% compared to year to date a year ago. Average sales per store increased approximately 23% during the same period versus a year ago.

Gross income increased approximately 30% from $33,535,000 for the first nine months of fiscal 1995 to $43,461,000 for the first nine months of fiscal 1996. This increase was due to a decrease in the cost of goods sold and a decrease in occupancy expenses, each as a percent of net sales. The increase in gross income also reflected lower merchandise costs due to better sourcing of goods, higher margins on accessories and less promotional sales resulting in less markdowns.
Selling, general and administrative expenses (SG&A expenses) were $33,574,000 for the first nine months of fiscal 1995 as compared to $36,668,000, for the first nine months of fiscal 1996, an increase of approximately 9%. SG&A expenses as a percentage of net sales decreased from 31.0% of net sales to 30.1% . The accrual for bonus was approximately $1,790,000 higher for the nine months compared to a year ago due primarily to the Company's greater pretax income and sales. Year to date comparable store sales increased 17% versus a decline in comparable store sales of 10% for the same period last year. The other major item impacting the first nine months was an increase of approximately $700,000 in costs associated with the closing and write-off of store assets, primarily $5-$20 Stores.
Depreciation and amortization decreased approximately 11%, from $2,639,000 for the first nine months of fiscal 1995 to $2,351,000 for the first nine months of fiscal 1996. This decrease is primarily due to fewer stores open at the end of the third quarter of fiscal 1996 compared to the end of the third quarter of fiscal 1995.
Interest expense, net, decreased approximately 34% from $1,583,000 for the first nine months of fiscal 1995 to $1,045,000 for the first nine months of fiscal 1996. This decrease reflects the decrease in interest expense due to the Company's principal payments of a total of $7,200,000 on its 11.375% Notes since the end of the third quarter last year.
The Company provided for income taxes based on statutory rates of $1,374,000 for the first nine months of fiscal 1996. Due to the utilization of its tax loss carryforwards, additional paid-in-capital was credited by $1,135,000. The Company expects to pay minimal taxes for fiscal 1996 due to the utilization of the tax loss carryforwards.
The Company's net income was $2,023,000 for the first nine months of fiscal 1996 compared to a net loss of $2,607,000 for the first nine months of fiscal 1995.

Liquidity and Capital Resources
Cash and cash equivalents totaled $11,825,000 at the end of the first nine months of fiscal 1996, a 52% increase from the total of $7,773,000 at the end of the first nine months of fiscal 1995. During the first nine months of fiscal year 1996, the Company used $8,061,000 of cash compared to $13,576,000 of cash used during the first nine months of fiscal 1995.
The Company's long-term debt to equity ratio at November 2, 1996 was .48:1 as compared to 1.14:1 at October 28, 1995. Shareholders' equity was $26,150,000, a 51% increase as compared to shareholders' equity of $17,315,000 at October 28, 1995.
While merchandise inventories decreased slightly from $31,463,000 at the end of the first nine months of fiscal 1995 to $31,318,000 at the end of the first nine months of fiscal 1996, per store inventory increased approximately 10% based on the number of stores open at the end of each period. The Company's inventory turn increased slightly for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.
The Company has a $20 million revolving bank line of credit facility which expires in June 1997 that is principally intended for the funding of letters of credit for merchandise purchased overseas. The Company may make direct borrowings of up to $10 million of this revolving bank line of credit facility.

Capital spending by the Company for the first nine months of fiscal 1996 was $3,205,000, primarily for new stores and the remodeling of existing stores. During the first nine months of fiscal 1996, the Company opened 11 Paul Harris stores and 2 Paul Harris Direct stores; and closed 22 stores (primarily $5-$20 Stores).
Management currently contemplates opening approximately 21 new stores (approximately 6 opening in the fourth quarter of fiscal 1996) and remodeling 30 stores by the end of fiscal 1997. Capital spending requirements for these stores through fiscal 1997 are expected to total approximately $5 million. Management is presently considering whether to implement a more aggressive growth strategy; however, no final determination on this issue has been made at the date of this report.
Sales levels during the fourth quarter of fiscal 1996 to date have been favorable. Unexpectedly harsh weather during the 1996 December holiday season or a severe economic down-turn could negatively impact earnings and cash flow; however, the Company anticipates it will be able to satisfy its ongoing cash requirements for its operations and capital spending, including payments on its 11.375% Notes, primarily with cash flows from operations supplemented by its revolving bank line of credit facility.


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



Date:  December 16, 1996          /s/ John H. Boyers
      -------------------         --------------------------
                                  John H. Boyers
                                  Senior Vice President - Finance and Treasurer
                                  Signing on behalf of the registrant and as
                                   principal financial officer.