Form 10-K
period 1997-02-01
HARRIS PAUL STORES INC
filed 1997-04-11
CIK 45791

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 1, 1997

                                      OR
  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition period from   to

                          COMMISSION FILE NO. 0-7264

                           PAUL HARRIS STORES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                INDIANA                              35-0907402
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

   6003 GUION RD., INDIANAPOLIS, IN                     46254
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (317) 293-3900
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK WITHOUT PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of the delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

  As of April 8, 1997, 10,119,403 common shares were outstanding (including 3,013,039 shares of non-voting common stock). The aggregate market value of the common shares held by non-affiliates (based upon the closing price on April 8, 1997 on the Nasdaq National Market System of $16.25 per share) was approximately $160,306,000. For the purposes of such calculation, all outstanding shares of common stock have been considered held by non-affiliates, other than the 254,446 shares owned by directors and executive officers of the registrant. In making such calculation the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

  The information required by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be filed with the Commission pursuant to Regulation 14A.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Paul Harris Stores, Inc. (the "Company"), incorporated under the laws of Indiana in 1952, is a specialty retailer of moderately-priced sportswear and accessories sold under the Paul Harris Design, Paul Harris Denim and PHD brand names. At February 1, 1997 the Company operated 223 stores in 26 states and the District of Columbia.

  The Company's fiscal year ends on the Saturday closest to January 31. References in this report to a fiscal year refers to the calendar year in which the fiscal year began. For example, fiscal 1996 refers to the fiscal year which began on February 4, 1996 and ended on February 1, 1997.

  The Company operated retail stores in the following jurisdictions on the dates indicated:

                  NUMBER OF STORES AS OF
                  -----------------------
                  FEBRUARY 3, FEBRUARY 1,
                     1996        1997
                  ----------- -----------
Arkansas.........       2           2
Delaware.........       1           1
District of
 Columbia........       1           1
Florida..........       5           6
Georgia..........       8           7
Illinois.........      27          29
Indiana..........      44          35
Iowa.............       7           7
Kentucky.........       7           6
Louisiana........       3           2
Maryland.........       8           8
Massachusetts....       1           1
Michigan.........       2           2
Mississippi......       2           2

                  NUMBER OF STORES AS OF
                  -----------------------
                  FEBRUARY 3, FEBRUARY 1,
                     1996        1997
                  ----------- -----------
Missouri.........       6          10
Nebraska.........       2           1
New Jersey.......       5           5
New York.........       2           2
North Carolina...      12          12
Ohio.............      32          26
Pennsylvania.....      23          23
South Carolina...       5           5
South Dakota.....       1           1
Tennessee........      11          11
Texas............       7           6
Virginia.........       8           7
Wisconsin........       3           5
                      ---         ---
Total Stores.....     235         223
                      ===         ===

  Of the Company's 223 stores at February 1, 1997, 181 are located in regional enclosed shopping malls.

  The Company sells quality merchandise and emphasizes casual clothing coordinated by color, style and fabric. Approximately 89% of all products sold by Paul Harris Stores consists of apparel, with the balance being accessories.

  Merchandise is available from a large number of domestic and foreign suppliers under a variety of trade terms and conditions. During fiscal 1996, 40 third party manufacturers supplied 68% of the Company's merchandise purchases; however no manufacturer provided more than 7% of the Company's merchandise. Approximately 63% of all merchandise was purchased from foreign suppliers in fiscal 1996. Virtually all merchandise purchased is private brand merchandise which is manufactured specifically for the Company. Importing operations are subject to normal merchandise quota restrictions imposed by the country of origin, but the Company anticipates no events which would significantly limit its supply of imported merchandise in the near future. All merchandise is distributed to the Company's retail stores from the Company's distribution center in Indianapolis.

  The Company stresses testing of styles, colors and pricing to better identify consumer demand and typically contracts for manufacture of products to respond to such consumer demand.

  The Company uses various trademarks such as "Paul Harris", "Pasta" (a trademark used on 5 stores and a line of sportswear) and other trademarks of lesser importance. The Company has no patents, licenses, franchises or other concessions which are considered important to its operations.

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

  The Company accepts major national credit cards as an incentive to increase sales. Credit card sales are converted to cash on a daily basis. The Paul Harris Fashion Card ("PHFC"), a private label credit card, was introduced in all Paul Harris Stores effective August 1994 and accounted for approximately 10.8% of the total Company sales during fiscal 1996.

  During fiscal 1996, the average sale per PHFC transaction was $60, compared to an average sale per transaction of $29 for all other forms of payment. The Company assumes no credit risk for the PHFC, but pays a percentage of sales as a service fee to an unaffiliated third party. In fiscal 1996 approximately 47.6% of the Company's sales were for cash (including checks) and approximately 41.6% were from major national credit cards in fiscal 1996.

  The retail sale of women's apparel is a highly competitive business. The Company competes with other women's fashion apparel chain stores, department stores, individual stores and discount stores. The manner of competition relates to style, selection, quality, display and price of merchandise, as well as customer service, store design and location. Many of the Company's competitors have greater financial resources and sales than the Company. The Company is unable to rank itself with regards to number of stores and gross sales, but believes it is one of many similar moderate-sized competitors in an industry which includes a small number of better known larger competitors.

  The Company had approximately 2,500 permanent employees (full and part-time) as of February 1, 1997. During the 1996 holiday peak shopping season, the Company hired approximately 1,400 temporary employees.

  This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act (and Section 21E of the Exchange Act). The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's plans; (iii) the Company's business and growth strategies; and (iv) the declaration and payment of dividends. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors include, among others (i) changes in general economic and business conditions; (ii) adverse weather during the Christmas selling season; (iii) unanticipated changes in fashion; and (iv) governmental actions or other developments that adversely affect sources of imported merchandise.

ITEM 2. PROPERTIES

  The Company owns its headquarters and distribution center in Indianapolis, Indiana. Situated on 19.5 acres of land, the headquarters and distribution center have a total area of 435,000 square feet of space. The Company utilizes approximately 85% of this facility, and leases the remaining space to an unaffiliated party for a term expiring in 1997 with a 4-year option, ending in 2001. Either party may terminate the lease on six months' prior notice. The Company believes that the facility is sufficient to accommodate planned future business volume. The property is subject to a term loan (mortgage) described in "Note 2. Long-Term Debt and Credit Arrangements" of the "Notes To Consolidated Financial Statements".

  The Company leases all of its stores. In general, the store leases have an initial term of 3 to 10 years, with some having one or more 5-year options to extend. Some leases have incorporated a "kick-out" clause if sales have not reached an acceptable level after a certain number of years of operation, which normally permits either party to terminate if the appropriate sales levels are not achieved.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, no pending proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Officers are elected by the Board of Directors and serve at the discretion of the Board. The following sets forth the name, age, position(s) and business experience of the executive officers of the Company.

                    NAME                AGE                 TITLE
                    ----                ---                 -----
      Charlotte G. Fischer.............  47 Chairman of the Board, President and
                                            Chief Executive Officer
      Ana P. Porter....................  32 Executive Vice President--
                                            Merchandising and
                                            Planning/Distribution
      John H. Boyers...................  52 Senior Vice President--Finance and
                                            Treasurer

  Ms. Fischer became Chairman of the Board, President and Chief Executive Officer of the Company in January 1995. From April 1994 until January 1995, Ms. Fischer was Vice Chairman and Chief Executive Officer Designate. She was a consultant to the Company from September 1993, when she first joined the board, until April 1994. From October 1991 to March 1994, Ms. Fischer was an independent retail consultant. In addition, she was the President of C.G.F., Inc., a specialty company, which she founded in November 1992. Ms. Fischer was employed by Claire's Boutiques, Inc., a specialty retailer of costume jewelry, from 1986 to 1991, serving as its president and chief operating officer from October 1986 to September 1989 and its president and Chief executive officer thereafter. She was also a director of its parent corporation, Claire's Stores, Inc. Ms. Fischer is a director of Trans World Entertainment Corp., Inc.

  Ms. Porter was named Executive Vice President--Merchandising and Planning/Distribution in February 1997. From December 1996 to February 1997, Ms. Porter was an independent retail consultant. Ms. Porter was Vice President--Merchandising, Marketing and Planning/Allocation for Cotton Ginny Ltd. of Canada, a women's apparel retailer, from January 1993 until January 1996 and Merchandise Manager of Cotton Ginny Ltd. of Canada, from January 1991 until January 1993. Ms. Porter also served on the board of directors of Cotton Ginny Ltd. from 1993 to 1995.

  Mr. Boyers was named Senior Vice President--Finance and Treasurer in March 1995. From January 1995 to March 1995, he acted as a consultant to the Company. Mr. Boyers was self-employed as a consultant for the period of July 1994 to January 1995. From 1990 through July 1994, he was director of financial reporting for The Wackenhut Corporation, a provider of security personnel, in Coral Gables, Florida and also served as controller of Wackenhut Corrections Corporation, a subsidiary of The Wackenhut Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the Nasdaq National Market System. The following table sets forth for the past eight fiscal quarters, the range of high and low closing sales prices for the Company's common stock as reported by the Nasdaq National Market System.

                                         MARKET PRICE OF COMMON STOCK
                               -------------------------------------------------
                                FISCAL 1995 QUARTERS     FISCAL 1996 QUARTERS
                               ----------------------- -------------------------
                                1ST   2ND   3RD   4TH   1ST   2ND   3RD    4TH
                               ----- ----- ----- ----- ----- ----- ------ ------
High.......................... $3.13 $2.63 $2.50 $2.63 $5.13 $8.50 $13.25 $22.50
Low........................... $1.25 $1.38 $1.25 $1.06 $1.75 $4.00 $ 6.25 $11.25

  There were approximately 1,600 registered holders of record of common stock at February 1, 1997 and 1 holder of non-voting common stock. The shares of non-voting common stock are convertible to common stock upon sale or certain other conditions described in the Company's Amended and Restated Articles of Incorporation.

  The Company has not declared or paid any cash dividends on the Common Stock since fiscal 1978. The Company's Board of Directors presently intends to continue a policy of retaining earnings to finance the development and expansion of the Company's business. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition, contractual restrictions, if any, and other factors considered relevant by the Company's Board of Directors.

  During the period covered by this report, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in this report.

                          TWENTY-SIX WEEKS ENDED                  FISCAL YEAR
                          --------------------------  -----------------------------------
                          AUGUST 2,     JANUARY 30,
                           1992 (1)       1993 (1)      1993     1994     1995     1996
                          -----------   ------------  -------- -------- -------- --------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...............   $    60,606    $    84,968 $154,309 $167,778 $167,523 $190,288
Cost of sales, including
 occupancy expenses
 exclusive of
 depreciation (2).......        40,905         52,892   99,556  111,397  112,297  118,066
                           -----------    ----------- -------- -------- -------- --------
Gross income............        19,701         32,076   54,753   56,381   55,226   72,222
Selling, general and
 administrative expenses
 (3)....................        17,443         19,749   38,905   45,539   47,081   53,300
Depreciation and
 amortization...........         2,200          2,005    3,496    3,330    3,472    3,270
                           -----------    ----------- -------- -------- -------- --------
Operating income........            58         10,322   12,352    7,512    4,673   15,652
Interest expense, net...           259          1,200    3,051    2,539    2,034    1,235
                           -----------    ----------- -------- -------- -------- --------
Income (loss) before
 taxes, reorganization
 items and extraordinary
 items..................          (201)         9,122    9,301    4,973    2,639   14,417
Reorganization items....           507            --       --       --       --       --
Provision for income
 taxes..................           --           3,401    3,530    1,895    1,010    5,598
Extraordinary items.....         6,484            --       --       --       --       --
                           -----------    ----------- -------- -------- -------- --------
Net income..............   $     6,790    $     5,721 $  5,771 $  3,078 $  1,629 $  8,819
                           ===========    =========== ======== ======== ======== ========
Net income per share
 (4)....................   $       --     $      0.61 $   0.59 $   0.31 $   0.16 $   0.83
                           ===========    =========== ======== ======== ======== ========
Weighted average common
 and common equivalent
 shares outstanding.....           --           9,445    9,822    9,981   10,067   10,616

                          TWENTY-SIX WEEKS ENDED                 FISCAL YEAR
                          --------------------------   ----------------------------------
                          AUGUST 2,     JANUARY 30,
                           1992 (1)       1993 (1)      1993      1994     1995    1996
                          -----------   ------------   -------   -------  ------- -------
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Gross income %..........          35.5%          33.6%    33.0%     38.0%
Operating income %......           8.0%           4.5%     2.8%      8.2%
Stores open at beginning
 of period..............           201            211      239       235
Stores opened during
 period.................            22             40       19        19
Stores closed during
 period.................           (12)           (12)     (23)      (31)
                           -----------    -----------  -------   -------
Stores open at end of
 period.................           211            239      235       223
                           ===========    ===========  =======   =======
Weighted average sales
 per store..............   $       748    $       740  $   683   $   845
Comparable store sales
 increase (decrease)
 (5)....................             3%             0%      (7%)      20%
Inventory turnover......           4.9x           4.6x     4.7x      5.1x
BALANCE SHEET DATA (AT
 END OF PERIOD):
Working capital.........   $     7,906    $    15,750  $24,603   $24,446  $24,481 $21,457
Total assets............        67,000         53,684   58,553    63,454   57,850  57,319
Long-term debt..........        29,670         27,025   26,290    21,970   17,640   1,930
Shareholders' equity....         1,575          7,296   15,096    19,890   22,904  36,911

--------
(1) From February 1991 until the third quarter of fiscal 1992, the Company operated under Chapter 11 of the Bankruptcy Code. The Company emerged from bankruptcy upon the confirmation of its Plan of Reorganization (the "Plan"). In accordance with AICPA guidelines, the Company restated its balance sheet with the adoption of "fresh start" accounting to reflect the impact of the Plan as of August 2, 1992. A "black line" has been drawn between the pre- and post-emergence financial information delineating their non-comparability.
(2) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(3) Includes all other store level occupancy expenses not included in cost of sales.
(4) Net income per share and share data are not disclosed for the period prior to the twenty-six weeks ended January 30, 1993, due to significant changes in the capital structure as part of the Plan.
(5) Calculated using net sales of stores opened for at least a 12 month period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

OVERVIEW

  The Company was founded in 1952 and currently operates 221 stores in 26 states and the District of Columbia. Substantially all of the Company's stores are operated under the Paul Harris name ("Paul Harris Stores"). Primarily as a result of a very weak fourth quarter in fiscal 1990, the Company disposed of slow-moving inventory at substantial markdowns, resulting in substantial losses in both fiscal 1990 and fiscal 1991 and defaults under the Company's debt agreements. On February 27, 1991, the Company and two subsidiaries filed for protection from their creditors under Chapter 11 of the Bankruptcy Code. The Company's Chapter 11 Plan was confirmed on August 31, 1992. Under the Plan, liabilities subject to compromise were settled through initial and deferred payments of cash, shares of Common Stock and $24.0 million aggregate principal amount of 11.375% Notes due January 31, 2000 (the "11.375% Notes") issued by the Company.

  In January 1995, the Board of Directors appointed Charlotte G. Fischer as Chief Executive Officer. Ms. Fischer assembled a new senior management team and took action to improve the Company's revenues and profitability. These actions included: (i) remerchandising and expanding the product assortment to better serve the Company's target customer; (ii) upgrading stores through new fixtures and leasehold improvements; (iii) closing the Company's discount store division, which had operated under "The $5-$10-$15-$20 Place" name (the "$5-$20 Stores") and marketed off-priced apparel and close-out merchandise;
(iv) expanding sourcing to be more cost-effective and efficient; and (v) improving inventory management.

  During fiscal 1995, the implementation of these new actions, particularly the reduction of excess inventories and the phasing out of the $5-$20 Stores, adversely affected operating results. Beginning in the third quarter of fiscal 1995, the Company's operating results began to recover as these actions began to take effect. The Company reported record operating income for fiscal 1996. In addition, the Company reduced its financial leverage by repaying $4.2 million of its 11.375% Notes in fiscal 1995 and the remaining $19.8 million in fiscal 1996, three years ahead of schedule.

  In fiscal 1996, the Company opened 19 stores of which 18 were opened in the second half of the year. The Company also opened a new format store in April 1996 and is currently operating seven new format stores. The new format stores incorporate the latest version of the Company's store layout and fixture package, larger dressing rooms, an expanded accessory department and, in some cases, seating and children's play areas. The Company anticipates opening 30 net new stores in fiscal 1997 and 45 to 50 net new stores in fiscal 1998. Approximately one-third of the stores to be opened in fiscal 1997 are expected to be new format stores. The Company is also remodeling stores based largely on the positive customer feedback and financial performance of its new format stores. The Company remodeled 15 stores in fiscal 1996. The Company expects to remodel 30 to 35 stores in fiscal 1997 and 80 to 100 stores in the three fiscal years thereafter.

RESULTS OF OPERATIONS

  The following table sets forth certain income statement items and operating data as a percentage of net sales.

                                                              FISCAL YEAR
                                                           -------------------
                                                           1994   1995   1996
                                                           -----  -----  -----
   Net sales.............................................. 100.0% 100.0% 100.0%
   Cost of sales, including occupancy expenses exclusive
    of depreciation (1)...................................  66.4   67.0   62.0
                                                           -----  -----  -----
     Gross income.........................................  33.6   33.0   38.0
   Selling, general and administrative expenses (2).......  27.1   28.1   28.0
   Depreciation and amortization..........................   2.0    2.1    1.8
                                                           -----  -----  -----
     Operating income.....................................   4.5    2.8    8.2
   Interest expense, net..................................   1.5    1.2    0.7
                                                           -----  -----  -----
     Income before income taxes...........................   3.0    1.6    7.5
     Provision for income taxes...........................   1.2    0.6    2.9
                                                           -----  -----  -----
   Net income.............................................   1.8%   1.0%   4.6%
                                                           =====  =====  =====

--------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2) Includes all store level occupancy expenses not included in cost of sales.

FISCAL 1996 COMPARED TO FISCAL 1995

  The Company's net sales increased to $190.3 million in fiscal 1996 from $167.5 million in fiscal 1995, an increase of $22.8 million or 13.6%. The increase in net sales was primarily attributable to a 20% increase in comparable store sales, which was partially offset by a decrease in the average number of stores open during fiscal 1996. The increase in comparable store sales in fiscal 1996 was primarily a result of an increase in consumer demand generally and wider acceptance of the Company's product offering, as reflected by a 22.5% increase in average customer transactions per store. The Company experienced positive comparable store sales for each month of fiscal 1996, with increases of 10% or more in each of the last 11 months, including a 23% increase for December 1996. The Company operated 223 stores on February 1, 1997, compared to 235 stores on February 3, 1996. During fiscal 1996, the Company opened 19 stores and closed 31 stores (excluding three $5-$20 Stores converted to Paul Harris Stores).

  Gross income increased to $72.2 million in fiscal 1996 from $55.2 million in fiscal 1995, an increase of $17.0 million or 30.8%. As a percentage of net sales, gross income increased to 38.0% in fiscal 1996 from 33.0% in fiscal 1995. Gross income increased primarily due to the increase in net sales. Gross income as a percentage of net sales increased as a result of a higher percentage of lower cost merchandise from overseas sources and a growth in net sales of accessories, which generally have higher gross margins than apparel.

  Selling, general and administrative expenses increased to $53.3 million in fiscal 1996 from $47.1 million in fiscal 1995, an increase of $6.2 million or 13.2%. As a percentage of net sales, selling, general and administrative expenses decreased to 28.0% in fiscal 1996 from 28.1% in fiscal 1995. Of the $6.2 million increase, $3.7 million was attributable to increased incentive compensation payable as a result of the Company's attainment of performance targets set by the Board of Directors for net sales (for field personnel) and pretax income (for headquarters personnel). The remaining $2.5 million resulted from increases in payroll, credit card and other expenses.

  Depreciation and amortization decreased to $3.3 million in fiscal 1996 from $3.5 million in fiscal 1995, a decrease of $202,000 or 5.8%. As a percentage of net sales, depreciation and amortization decreased to 1.8% in fiscal 1996 from 2.1% in fiscal 1995.

  Operating income increased to $15.7 million in fiscal 1996 from $4.7 million in fiscal 1995, an increase of $11.0 million or 234.9%. As a percentage of net sales, operating income increased to 8.2% in fiscal 1996 from 2.8% in fiscal 1995.

  Interest expense, net, decreased to $1.2 million in fiscal 1996 from $2.0 million in fiscal 1995, a decrease of $799,000 or 39.3%. The decrease resulted primarily from repayment of the 11.375% Notes.

  Provision for income taxes increased to $5.6 million in fiscal 1996 from $1.0 million in fiscal 1995, an increase of $4.6 million, or 454.3%, primarily because of the increase in income before income taxes. The Company's effective income tax rate increased to 38.8% in fiscal 1996 from 38.3% in fiscal 1995. The Company had approximately $3.4 million of federal income tax loss carryforwards remaining available after the provision for income taxes for fiscal 1996. Due to the utilization of federal and state income tax loss carryforwards, the Company benefited in fiscal 1996 from a reduction of income taxes payable (reflected as a credit to additional paid-in capital) of $5.0 million.

  As a result of all the above factors, the Company's net income increased to $8.8 million in fiscal 1996 from $1.6 million in fiscal 1995, an increase of $7.2 million, or 441.4%.

FISCAL 1995 COMPARED TO FISCAL 1994

  The Company's net sales decreased to $167.5 million in fiscal 1995 from $167.8 million in fiscal 1994, a decrease of $255,000 or less than 1.0%. The decrease in net sales was primarily attributable to a 7% decline in total comparable store sales, which was partially offset by an increase in the average number of stores open during fiscal 1995. The fiscal 1995 decline in comparable store sales included a (i) 6% decline in comparable store sales for the Paul Harris Stores due to fewer customers, fewer units sold per transaction and a lower price per unit sold and (ii) an 18% decline in comparable store sales for the $5-$20 Stores due to fewer customers and a lower price per unit sold, partially offset by an increase in units sold per transaction. The Company operated 235 stores on February 3, 1996, compared to 239 stores on January 28, 1995. During fiscal 1995, the Company opened 19 stores and closed 23 stores (excluding 15 $5-$20 Stores that were converted to Paul Harris Stores).

  Gross income decreased to $55.2 million in fiscal 1995 from $56.4 million in fiscal 1994, a decrease of $1.2 million or 2.0%. As a percentage of net sales, gross income decreased to 33.0% in fiscal 1995 from 33.6% in fiscal 1994. Gross income decreased due to the decrease in net sales, which was partially offset by negotiated lower pricing on increased amounts of merchandise sourced overseas.

  Selling, general, and administrative expenses increased to $47.1 million in fiscal 1995 from $45.5 million in fiscal 1994, an increase of $1.6 million or 3.4%. As a percentage of net sales, selling, general and administrative expenses increased to 28.1% in fiscal 1995 from 27.1% in fiscal 1994. Higher common area maintenance and utility charges resulted in increased selling, general and administrative expenses. Further, fiscal 1994 expenses were reduced (relative to fiscal 1995) by a one-time curtailment gain, net of current pension expense, of $428,000 that resulted from the Company's decision to freeze its defined benefit pension plan.

  Depreciation and amortization increased to $3.5 million in fiscal 1995 from $3.3 million in fiscal 1994, an increase of $142,000 or 4.3%. As a percentage of net sales, depreciation and amortization increased to 2.1% in fiscal 1995 from 2.0% in fiscal 1994.

  Operating income decreased to $4.7 million in fiscal 1995 from $7.5 million in fiscal 1994, a decrease of $2.8 million or 37.8%. As a percentage of net sales, operating income decreased to 2.8% in fiscal 1995 from 4.5% in fiscal 1994.

  Interest expense, net, decreased to $2.0 million in fiscal 1995 from $2.5 million in fiscal 1994, a decrease of $505,000 or 19.9%. The decrease resulted primarily from payment on the 11.375% Notes and interest income earned on higher cash balances during fiscal 1995.

  Provision for income taxes decreased to $1.0 million in fiscal 1995 from $1.9 million in fiscal 1994, a decrease of $885,000 or 46.7%, primarily because of the decrease in income before income taxes. The Company's effective income tax rate for fiscal 1995 was 38.3% as compared to 38.1% for fiscal 1994. The Company had approximately $18.2 million of federal income tax loss carryforwards remaining available after the provision for income taxes for fiscal 1995. Due to the utilization of federal and state income tax loss carryforwards and recognition of prior and current years' state tax loss carryforwards, the Company benefited in fiscal 1995 from a reduction of federal income taxes payable (reflected as a credit to additional paid-in capital) of $1.4 million (including $440,000 for recognition of current and prior years' state tax loss carryforwards).

  As a result of all the above factors, the Company's net income decreased to $1.6 million for fiscal 1995 from $3.1 million in fiscal 1994, a decrease of $1.5 million or 47.1%.

SEASONALITY AND QUARTERLY RESULTS

  The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.

  The following table sets forth certain unaudited quarterly income statement information for fiscal 1996 and fiscal 1995. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

                                                          FISCAL QUARTER ENDED
                          ----------------------------------------------------------------------------------------
                          APRIL 29,  JULY 29,   OCTOBER 28, FEBRUARY 3, MAY 4,   AUGUST 3, NOVEMBER 2, FEBRUARY 1,
                            1995       1995        1995        1996      1996      1996       1996        1997
                          ---------  --------   ----------- ----------- -------  --------- ----------- -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales...............   $34,801   $36,509      $36,880     $59,333   $39,639   $36,721    $45,413     $68,515
Gross income............    10,184    11,717       11,634      21,691    12,827    12,560     18,074      28,761
Operating income (loss).    (1,468)     (767)        (442)      7,350       610       404      3,427      11,211
Income (loss) before
 income taxes...........    (1,982)   (1,283)        (996)      6,900       232       107      3,058      11,020
Net income (loss).......   $(1,215)  $  (780)     $  (612)    $ 4,236   $   138   $    64    $ 1,821     $ 6,796
Net income (loss) per
 share..................   $ (0.12)  $ (0.08)     $ (0.06)    $  0.42   $  0.01   $  0.01    $  0.17     $  0.62
AS A PERCENTAGE OF NET SALES:
Net sales...............     100.0%    100.0%       100.0%      100.0%    100.0%    100.0%     100.0%      100.0%
Gross income............      29.3      32.1         31.5        36.6      32.4      34.2       39.8        42.0
Operating income (loss).      (4.2)     (2.1)        (1.2)       12.4       1.5       1.1        7.5        16.4
Income (loss) before
 income taxes...........      (5.7)     (3.5)        (2.7)       11.6       0.6       0.3        6.7        16.1
Net income (loss).......      (3.5%)    (2.1%)       (1.7%)       7.1%      0.3%      0.2%       4.0%        9.9%

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of working capital consists of internally generated cash and its secured, revolving credit facility which was recently increased to $30.0 million. While this credit facility is principally intended for letters of credit for import merchandise, the Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 1999. The annual interest rate on borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25%. In addition, the letters of credit carry an initial issuance fee plus a fee of 0.25% of the face amount of such letters of credit. The credit facility also contains certain financial covenants which set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At February 1, 1997, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $9.6 million. On the same date, there were no outstanding direct borrowings under the credit facility.

  The Company made capital expenditures of approximately $5.2 million in fiscal 1996, primarily for opening new stores (approximately $1.3 million) and remodeling existing stores and updating store fixtures (approximately $2.8 million). The Company expects to make capital expenditures in fiscal 1997 of approximately $12.5 million, primarily for the new point-of-sale system (approximately $4.4 million), for opening new stores (approximately $2.9 million) and for remodeling existing stores (approximately $3.7 million). The Company anticipates opening 30 net new stores and remodeling 30 to 35 stores during fiscal 1997.

  Net cash flow from operating activities was $21.0 million in fiscal 1996. Net cash outflow for financing activities aggregated $19.7 million in fiscal 1996, including the repayment of $19.9 million of long-term debt, primarily the 11.375% Notes, net of $214,000 received from the sale of Common Stock in connection with the exercise of stock options.

  Net cash flow from operating activities was $5.1 million in fiscal 1995. The Company's investing activities in fiscal 1995 included the investment of $2.2 million in capital improvements. Net cash outflow for financing activities aggregated $4.3 million in fiscal 1995 and was attributable to the repayment of $4.3 million of long-term debt, primarily the 11.375% Notes.

  Cash and cash equivalents decreased to $16.0 million at the end of fiscal 1996 from $19.9 million at the beginning of fiscal 1996, a decrease of $3.9 million or 19.5%.

  Management believes that the net proceeds to the Company from the Offering together with cash generated from operations and borrowings under the Company's credit facility, if any, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The information required by this item is presented under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

  The information required by this Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements

                                                                        PAGE NO.
                                                                        --------
     Consolidated Balance Sheets--As of February 3, 1996 and February
      1, 1997.........................................................     12
     Consolidated Statements of Income--for Fiscal 1994, Fiscal 1995
      and Fiscal 1996.................................................     13
     Consolidated Statements of Cash Flows--for Fiscal 1994, Fiscal
      1995 and Fiscal 1996............................................     14
     Consolidated Statements of Shareholders' Equity--for Fiscal 1994,
      Fiscal 1995 and Fiscal 1996.....................................     15
     Notes to Financial Statements....................................     16
     Report of Independent Accountants................................     26

  (a) (2) Financial Statement Schedules

    Not applicable.

  (a) (3) Exhibits

    The Exhibit Index that appears on page 28 is hereby incorporated by reference in response to this item.

  (b) Reports on Form 8-K

    None.

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        FEBRUARY 3, FEBRUARY 1,
                                                           1996        1997
                                                        ----------- -----------
                                                            (IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents............................   $19,886     $16,001
  Merchandise inventories..............................    17,645      19,759
  Other receivables....................................       539         861
  Prepaid expenses.....................................     1,013         836
                                                          -------     -------
    Total current assets...............................    39,083      37,457
                                                          -------     -------
Property, fixtures and equipment
  Land, building and improvements......................     5,715       5,787
  Store fixtures and equipment.........................    11,575      14,067
  Leasehold improvements and other.....................    11,389      12,567
                                                          -------     -------
                                                           28,679      32,421
  Less accumulated depreciation and amortization.......   (10,785)    (13,315)
                                                          -------     -------
    Property, fixtures and equipment, net..............    17,894      19,106
Other assets...........................................       873         756
                                                          -------     -------
                                                          $57,850     $57,319
                                                          =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.....................................   $ 6,012     $ 8,515
  Compensation and related taxes.......................       778       3,774
  Income taxes payable.................................        45          37
  Other accrued expenses...............................     3,447       3,554
  Current maturities of long-term debt.................     4,320         120
                                                          -------     -------
    Total current liabilities..........................    14,602      16,000
                                                          -------     -------
Long-term debt.........................................    17,640       1,930
Other non-current liabilities..........................     2,704       2,478
Commitments and contingent liabilities (see Note 5)....       --          --
Shareholders' equity
  Preferred stock (no par value)
  Authorized 1,000 shares; none issued
  Common stock (no par value)
  Authorized 20,000 shares; issued and outstanding
   10,115 and 10,019, respectively.....................     1,716       1,930
  Additional paid-in capital...........................     4,989       9,963
  Retained earnings....................................    16,199      25,018
                                                          -------     -------
    Total shareholders' equity.........................    22,904      36,911
                                                          -------     -------
                                                          $57,850     $57,319
                                                          =======     =======

         See accompanying "Notes To Consolidated Financial Statements".

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               FOR THE     FOR THE     FOR THE
                                              FIFTY-TWO  FIFTY-THREE  FIFTY-TWO
                                             WEEKS ENDED WEEKS ENDED WEEKS ENDED
                                             JANUARY 28, FEBRUARY 3, FEBRUARY 1,
                                                1995        1996        1997
                                             ----------- ----------- -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
Net sales..................................   $167,778    $167,523    $190,288
Cost of sales, including occupancy expenses
 exclusive of depreciation.................    111,397     112,297     118,066
                                              --------    --------    --------
Gross income...............................     56,381      55,226      72,222
Selling, general and administrative
 expenses..................................     45,539      47,081      53,300
Depreciation and amortization..............      3,330       3,472       3,270
Interest expense, net......................      2,539       2,034       1,235
                                              --------    --------    --------
Income before income taxes.................      4,973       2,639      14,417
Provision for income taxes.................      1,895       1,010       5,598
                                              --------    --------    --------
Net income.................................   $  3,078    $  1,629    $  8,819
                                              ========    ========    ========
Net income per common share................   $    .31    $    .16    $    .83
                                              ========    ========    ========
Weighted average number of shares and
 share equivalents outstanding.............      9,981      10,067      10,616
                                              ========    ========    ========




         See accompanying "Notes To Consolidated Financial Statements".

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             FOR THE     FOR THE     FOR THE
                                            FIFTY-TWO  FIFTY-THREE  FIFTY-TWO
                                           WEEKS ENDED WEEKS ENDED WEEKS ENDED
                                           JANUARY 28, FEBRUARY 3, FEBRUARY 1,
                                              1995        1996        1997
                                           ----------- ----------- -----------
                                                     (IN THOUSANDS)
Cash flow from operating activities:
Net income................................   $ 3,078     $ 1,629    $  8,819
Adjustments to reconcile earnings to cash
 provided:
  Depreciation and amortization...........     3,330       3,472       3,270
  Net loss on disposal of assets..........       328         169         560
  Utilization of net operating loss
   carryforward...........................     1,629       1,353       4,974
  (Increase) decrease in current assets:
    Merchandise inventories...............      (530)      1,922      (2,114)
    Other receivables.....................       350         410        (322)
    Prepaid expenses......................       (41)          3         177
  Increase (decrease) in current
   liabilities:
    Accounts payable......................     1,653      (1,595)      2,503
    Compensation and related taxes........       (33)       (604)      2,996
    Income taxes payable..................        25        (371)         (8)
    Other accrued expenses................      (800)     (1,718)        107
  Other...................................      (422)        412          79
                                             -------     -------    --------
Net cash flow from operating activities...     8,567       5,082      21,041
                                             -------     -------    --------
Net cash flow from investing activities:
  Additions to fixed assets...............    (3,781)     (2,247)     (5,230)
                                             -------     -------    --------
Cash flow from financing activities:
  Repayment of long-term debt.............      (737)     (4,330)    (19,910)
  Proceeds from sale of common stock......        87          32         214
                                             -------     -------    --------
Net cash flow from financing activities...      (650)     (4,298)    (19,696)
                                             -------     -------    --------
                                             $ 4,136     $(1,463)   $ (3,885)
                                             =======     =======    ========
Cash and cash equivalents
  At beginning of period..................   $17,213     $21,349    $ 19,886
  At end of period........................    21,349      19,886      16,001
                                             -------     -------    --------
                                             $ 4,136     $(1,463)   $ (3,885)
                                             =======     =======    ========
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for
   interest...............................   $ 3,122     $ 4,321    $  2,188
                                             =======     =======    ========
  Cash paid during the period for income
  taxes...................................   $   119     $    11    $    632
                                             =======     =======    ========

         See accompanying "Notes To Consolidated Financial Statements".

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           COMMON STOCK  ADDITIONAL
                           -------------  PAID-IN   RETAINED
                           SHARES AMOUNT  CAPITAL   EARNINGS
                           ------ ------ ---------- --------
                                    (IN THOUSANDS)
Balance as of January 29,
 1994.....................  9,662 $1,597   $2,007   $11,492
  Issuance of stock
   grants.................    301    --       --        --
  Exercise of stock
   options................     35     87      --        --
  Benefit of net operating
   loss carryforward......    --     --     1,629       --
  Net income for fiscal
   year 1994..............    --     --       --      3,078
                           ------ ------   ------   -------
Balance as of January 28,
 1995.....................  9,998  1,684    3,636    14,570
  Exercise of stock
   options................     21     32      --        --
  Benefit of net operating
   loss carryforward......    --     --     1,353       --
  Net income for fiscal
   year 1995..............    --     --       --      1,629
                           ------ ------   ------   -------
Balance as of February 3,
 1996..................... 10,019  1,716    4,989    16,199
  Exercise of stock
   options................     96    214      --        --
  Benefit of net operating
   loss carryforward......    --     --     4,974       --
  Net income for fiscal
   year 1996..............    --     --       --      8,819
                           ------ ------   ------   -------
Balance as of February 1,
 1997..................... 10,115 $1,930   $9,963   $25,018
                           ====== ======   ======   =======




         See accompanying "Notes To Consolidated Financial Statements".

                  PAUL HARRIS STORES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

  Paul Harris Stores, Inc. (the "Company") is a specialty retailer of moderately-priced sportswear and accessories sold under the Paul Harris Design, Paul Harris Denim and PHD brand names. Stores are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers, with the greatest concentration of stores in the Midwest.

 Definition of Fiscal Year

  The Company's fiscal year ends on the Saturday closest to the last day of January. Fiscal 1995 included 53 weeks. Fiscal 1996 and 1994 were 52 weeks each.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Paul Harris Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

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

 Fair Value of Financial Instruments

  Management has estimated that the carrying value of cash and cash equivalents, receivables, prepaid expenses and trade accounts payable approximates their fair value due to the relatively short period of time until expected realization. Management has estimated the fair value of long-term debt using discounted cash flow analyses, based on the Company's current expected borrowing rates for similar types of borrowing arrangements.

 Property, Fixtures and Equipment

  Property, fixtures and equipment are recorded at cost. Leasehold improvements, store fixtures and equipment, net of accumulated depreciation, are written off for closed stores. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows: Buildings and improvements 15-40 years; Store fixtures and equipment 3-10 years; Leasehold improvements 1-15 years.

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

                  PAUL HARRIS STORES, INC., AND SUBSIDIARIES

 Net Income Per Share

  Net income per share of common stock is based on the weighted average number of common and dilutive common equivalent shares outstanding.

 Income Taxes

  Income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences, based on current tax rates, between the financial reporting bases and tax bases of assets and liabilities.

 Stock Based Compensation

  The Company has elected to continue following the existing accounting rules for stock options as contained in the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25).

NOTE 2. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

  The Company has entered into an agreement with a financial institution for a revolving credit facility. This agreement was modified as of May 8, 1996 to increase the line of credit facility from $13.5 million to $20 million and extend the term to June 30, 1997. The financial institution has agreed to make revolving loans and to issue letters of credit in amounts not to exceed $20 million, with the direct borrowings limited to $10 million. The Company made no direct borrowings during fiscal 1996. Letters of credit outstanding as of February 1, 1997 were $9.6 million. The annual interest rate on the direct borrowings is a variable rate equal to the prime rate of the bank plus 1 percent. The letters of credit carry an initial issuance fee plus negotiation fees of three eighths of a percent (0.375%) of the face amount of each letter of credit. Also, during January 1994, the Company entered into a term loan (mortgage) with the same financial institution for $2.4 million with monthly principal payments of $10,000 plus interest at 7.84% per annum. The balance of this term loan (mortgage) is due in full February 1999 and is secured by the land and buildings of the Company. The revolving credit facility contains several covenants which set limits on indebtedness, tangible net worth, cash balances, cash flow from operations, capital expenditures, liquid assets and also restrict dividends. The Company is also required to maintain all of its primary operating accounts with this institution. The revolving credit facility is secured by the Company's inventory, equipment, fixtures, cash and assignment of leases.

  On September 15, 1992 the Company issued notes in an aggregate principal amount of $24 million bearing interest of 11.375% per annum, payable semi-annually (the "11.375% Notes"). The principal amount of the 11.375% Notes were required to be redeemed pro rata in eight equal installments of $2.1 million payable on each January 31 and July 31 commencing with July 31, 1995 and ending with January 31, 1999 and the final two installments of $3.6 million on July 31, 1999 and January 31, 2000. The Indenture relating to the 11.375% Notes also contained several covenants relating to certain operational and financial requirements. The Company repaid the $19,800,000 balance outstanding on these 11.375% Notes at February 3, 1996 (current and long-term portion) in fiscal 1996.

                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES

  Long-term debt, exclusive of amounts maturing in one year, is summarized below:

                                                        FEBRUARY 3,  FEBRUARY
                                                           1996      1, 1997
                                                        ----------- ----------
      Notes payable in semi-annual payments from July
       31, 1995 through January 31, 2000 plus interest
       payable at the rate of 11.375% per annum.......  $15,600,000        --
      Term loan (mortgage) on land and buildings
       payable in monthly payments through February
       1999 including interest at the fixed rate of
       7.84% per year.................................    2,040,000 $1,930,000
                                                        ----------- ----------
        Total long-term debt..........................  $17,640,000 $1,930,000
                                                        =========== ==========

  The term loan (mortgage) has covenants restricting indebtedness, tangible net worth, cash balances, cash flow from operations, capital expenditures, liquid assets and also restricts dividends. The book value of assets subject to this lien as of February 1, 1997 was $4,486,000.

  Scheduled maturities of long-term debt over the next three fiscal years are:
$120,000 in each of fiscal 1997 and 1998 and $1,810,000 in fiscal 1999.

  The estimated fair market value of the term loan (mortgage) was $2,012,000 and $1,915,000 as of February 3, 1996 and February 1, 1997, respectively. The estimated fair market value of the 11.375% Notes was $15,897,000 as of February 3, 1996.

NOTE 3. SHAREHOLDERS' EQUITY

  All outstanding shares are shares of voting common stock with the exception of 3,013,039 shares of non-voting common stock held by a single institutional holder. This holder may request to convert the non-voting common stock to voting common stock on a share for share basis upon the occurrence of certain events specified in the Company's Amended and Restated Articles of Incorporation, including the sale of shares of common stock by the Company in an underwritten public offering.

  Pursuant to the Company's confirmed Plan of Reorganization (the "Plan"), certain of the shares of Common Stock and the 11.375% Notes to be distributed under the Plan were to be distributed upon final resolution of all claims to the holders of allowed claims on a pro rata basis. On May 10, 1996 the Company completed the distribution. Of the 305,723 shares of Common Stock required to be distributed, 162,127 shares were issued as Non-voting Common Stock. All of these shares of Common Stock to be distributed under the Plan have been reflected in the Company's financial statements as issued and outstanding since the confirmation of the Plan in 1992.

  The Company and a major shareholder are parties to a stock transfer agreement whereby under specific guidelines, at the option of the shareholder's estate, the Company must repurchase shares of the Company's stock from the immediate family of the shareholder upon his death, to the extent that the Company receives net proceeds from life insurance policies held by the Company on the life of that shareholder. As of February 1, 1997, the Company owns and is the beneficiary of approximately $225,000 in face amount of life insurance on the life of the shareholder.

                  PAUL HARRIS STORES, INC., AND SUBSIDIARIES

NOTE 4. INCOME TAXES

  The provision for income taxes was as follows:

                                                  FISCAL     FISCAL     FISCAL
                                                   1994       1995       1996
                                                ---------- ---------- ----------
      Current tax expense:
        Federal................................ $   80,000 $   72,000 $  293,000
        State..................................     67,000     25,000    325,000
      Deferred tax expense:
        Federal................................  1,519,000    780,000  4,431,000
        State..................................    229,000    133,000    549,000
                                                ---------- ---------- ----------
      Income tax provision..................... $1,895,000 $1,010,000 $5,598,000
                                                ========== ========== ==========

  The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory Federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                FISCAL      FISCAL     FISCAL
                                                 1994        1995       1996
                                              ----------  ---------- ----------
      Statutory U.S. taxes................... $1,703,000  $  897,000 $4,945,000
      State and local taxes, net
       of federal benefit....................    196,000     104,000    574,000
      Other..................................     (4,000)      9,000     79,000
                                              ----------  ---------- ----------
                                              $1,895,000  $1,010,000 $5,598,000
                                              ==========  ========== ==========

  Deferred tax assets (liabilities) are comprised of the following:

                                                       FEBRUARY 3,  FEBRUARY 1,
                                                          1996         1997
                                                       -----------  -----------
      Deferred rent................................... $   991,000  $   943,000
      Depreciation....................................      10,000      465,000
      Minimum tax credit..............................     671,000      958,000
      Loss carryforwards..............................   6,925,000    1,292,000
      Other...........................................     181,000      162,000
                                                       -----------  -----------
        Gross deferred tax assets.....................   8,778,000    3,820,000
                                                       -----------  -----------
      Pre-paid pension................................    (162,000)    (162,000)
      Other...........................................    (193,000)    (209,000)
                                                       -----------  -----------
        Gross deferred tax liabilities................    (355,000)    (371,000)
                                                       -----------  -----------
      Valuation allowance.............................  (8,423,000)  (3,449,000)
                                                       -----------  -----------
      Net deferred taxes.............................. $       --   $       --
                                                       ===========  ===========

  In accordance with SFAS 109, deferred tax assets are established to give recognition to prior loss carryforwards. Additionally, deferred assets and liabilities are established related to normal temporary differences. Due to the seasonal nature of the Company's business (and its historical reliance on fourth quarter results), the volatility of trends in women's apparel, and the relatively short amount of time that has passed since the Company's emergence from Chapter 11, the net deferred tax assets have been reduced by a valuation allowance until realization of those assets is reasonably assured. As required by SOP 90-7, any utilization of net operating loss carryforwards results in an increase in additional paid-in capital. Approximately $3,404,000 of the Company's loss carryforwards remain at February 1, 1997 which, if unused, will expire in fiscal 2006 and 2007.

                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES

NOTE 5. COMMITMENTS AND CONTINGENT LIABILITIES

  All stores are leased under operating leases which expire on various dates through fiscal 2007. Approximately 73% of the store leases contain rent escalation clauses. Expense related to these leases is recorded on a straight-line basis. The Company also leases automobiles under operating leases with terms of 24 to 36 months. Following is a summary of future minimum rental payments required by operating leases at February 1, 1997:

           PAYABLE
              IN                              MINIMUM RENTAL
            FISCAL                               PAYMENTS
             YEAR                            STORES AND OTHER
           -------                           ----------------
           1997.............................   $11,728,000
           1998.............................    10,200,000
           1999.............................     8,273,000
           2000.............................     7,495,000
           2001.............................     6,814,000
           Later Years......................    19,230,000
                                               -----------
             Total..........................   $63,740,000
                                               ===========

  In addition to minimum lease payments, the Company may be obligated to pay other contingent amounts: (1) Some store leases provide for additional rentals if sales exceed specified amounts. These additional rentals approximated 2% of rental expense for fiscal 1996, 1% for fiscal 1995, and 1% for fiscal 1994; (2) the Company has a number of leases which are paid based on a percentage of monthly sales dollars. Such leases accounted for 13% of rental expense in fiscal 1996, 10% for fiscal 1995 and 6% for fiscal 1994; (3) Under certain store leases, additional payments are required of the Company for real estate taxes, utilities and other expenses. Rental expense under store leases for these items aggregated $15,089,000 for fiscal 1996, $14,904,000 for fiscal 1995 and $13,026,000 for fiscal 1994.

  In January 1997 the Company entered into various agreements for the purchase of new "point of sale" hardware and related software in an aggregate amount of approximately $4,900,000.

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

  The Company ceased benefit accrual under the defined benefit plan effective December 31, 1994. No new employees will be able to enter into the plan. Participants will maintain benefits accrued through December 31, 1994, but will not accrue any benefit for service or compensation in future years. As a result of freezing the accrued benefits, a curtailment as described under Statement of Accounting Financial Standards No. 88 (SFAS 88) "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" occurred in fiscal 1994. The curtailment gain of $572,000 is included in the Company's results of operations for fiscal 1994, net of fiscal 1994 pension expense of $144,000.

                  PAUL HARRIS STORES, INC., AND SUBSIDIARIES

  Net pension expense (income) for fiscal 1994, 1995 and 1996 includes the following components:

                                              FISCAL     FISCAL     FISCAL
                                               1994       1995       1996
                                             ---------  ---------  ---------
      Service expense--benefits earned
       during the year...................... $ 211,000  $     --   $     --
      Interest expense on projected benefit
       obligation...........................   156,000    106,000     91,000
      Actual loss (gain) on plan assets.....   266,000   (332,000)  (278,000)
      Net amortization and deferral.........  (489,000)   210,000    133,000
                                             ---------  ---------  ---------
      Net pension expense (income).......... $ 144,000  $ (16,000)  $(54,000)
                                             =========  =========  =========

  The funded status of the plan is as follows:

                                                        FEBRUARY 3, FEBRUARY 1,
                                                           1996        1997
                                                        ----------- -----------
      Vested........................................... $1,201,000  $1,173,000
      Nonvested........................................     63,000      32,000
                                                        ----------  ----------
      Accumulated benefit obligation...................  1,264,000   1,205,000
      Projected impact of future salary increases......        --          --
                                                        ----------  ----------
      Projected benefit obligation.....................  1,264,000   1,205,000
      Market value of plan assets available for
       benefits........................................  1,825,000   1,869,000
                                                        ----------  ----------
      Funded position.................................. $  561,000  $  664,000
                                                        ==========  ==========
      Consisting of:
        Unrecognized loss (gain) on assets............. $  107,000  $  131,000
        Prepaid asset..................................    454,000     533,000
                                                        ----------  ----------
      Funded position.................................. $  561,000  $  664,000
                                                        ==========  ==========

  The assets of the plan, comprised almost entirely of U.S. Government obligations and high grade stocks and bonds, included 6,363 shares of the Company's common stock as of January 28, 1995, February 3, 1996, and February 1, 1997.

  The weighted-average discount rates utilized in determining the actuarial present value of the projected benefit obligations were 7% and 7.25% for fiscal 1995 and 1996, respectively. The expected long-term rate of return on assets was 8% in fiscal 1995 and 1996.

NOTE 7. EMPLOYEE BENEFIT PLANS

 Stock Option Plans

  The Company has options outstanding under its 1992 Non-Qualified Stock Option Plan (the "1992 Plan") and pursuant to an agreement with its Chief Executive Officer. In addition, the Board of Directors has approved two other stock based compensation plans--the 1996 Stock Option and Incentive Plan (the "1996 Plan") and the Outside Directors Stock Option Plan (the "Directors Plan"). Both the adoption of the 1996 Plan and the Directors Plan and the options granted under such plans are subject to shareholders approval at the 1997 annual meeting of shareholders.

  The Company has elected to continue following the existing accounting rules for stock options as contained in APB Opinion No. 25 as they relate to the recognition of compensation expense in the Statement of Operations. Accordingly, no compensation expense has been recognized in the results of operations of the Company.

                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES

  The 1992 Plan provides additional incentive to key employees and persons who are not employees of the Company but whose efforts are expected to be of substantial benefit to the Company. The 1992 Plan provides that a Committee, appointed by the Board of Directors, may from time to time grant to employees of the Company and to persons who are not employees of the Company, stock options to purchase shares of common stock of the Company. The Committee is authorized to issue options to purchase up to 900,000 shares of common stock of the Company under the 1992 Plan. In addition, grants of options were made to non-employee directors in 1992, 1993 and 1994. As of February 1, 1997 virtually all options under the 1992 Plan have been granted at an exercise price ranging from $1.31 to $17.50 per share.

  The 1996 Plan provides a means for attracting and retaining officers and key employees of the Company. The 1996 Plan is to be administered by a Committee appointed by the Board of Directors. The maximum number of shares of common stock of the Company that may be granted under the 1996 Plan is 1,000,000 shares. Grants may be in the form of stock options, restricted stock, or stock appreciation rights. Stock options granted under the 1996 Plan may be in the form of non-qualified stock options or incentive stock options. As of February 1, 1997 options to purchase 76,100 shares of common stock of the Company have been granted at an exercise price of $17.00 per share.

  Generally, options may be granted under the above plans at any time prior to the tenth anniversary of their respective effective dates. Options awarded to date generally vest in equal amounts from one to three years and expire ten years from grant date under these plans. Generally the price of the options may be tendered in cash or in shares of common stock valued at fair market value on the date of exercise for each plan.

  The Directors Plan encourages increased common stock ownership of the Company by members of the Board of Directors who are not employees of the Company. The Directors Plan reserves for the issuance of 100,000 shares of common stock of the Company. Each eligible director is automatically granted an option to purchase 3,000 shares of stock in the month following each annual meeting of shareholders held after June 19, 1996. In addition, an eligible director who did not receive options under the Company's 1992 Plan is entitled to receive options to purchase 5,000 shares of common stock in the month following the month in which he or she is first elected as a director. As of February 1, 1997, options to purchase 15,000 shares of common stock of the Company have been granted under this plan.

  Pursuant to an employment agreement by and between the Company and Ms. Fischer the compensation committee granted a non-transferable option to purchase 350,000 shares of the common stock of the Company at an exercise price of $5.68 per share.

                  PAUL HARRIS STORES, INC., AND SUBSIDIARIES

  The following table summarizes options outstanding and available for issuance under these plans and arrangements:

                                              FISCAL     FISCAL      FISCAL
                                               1994       1995        1996
                                             ---------  ---------  ----------
      Options outstanding at beginning of
       year.................................   553,000    883,000     904,000
        Options granted.....................   572,000    385,000     444,000
        Options exercised...................   (35,000)   (21,000)    (96,000)
        Options expired.....................  (207,000)  (343,000)    (82,000)
                                             ---------  ---------  ----------
      Options outstanding at year-end.......   883,000    904,000   1,170,000
                                             =========  =========  ==========
      Options exercisable at year-end.......   429,000    684,000     657,000
                                             =========  =========  ==========
      Options available for grant at year-
       end..................................   324,000    282,000   1,020,000
                                             =========  =========  ==========
      Weighted average option prices per
       share:
        At beginning of year................ $    3.62  $    4.68  $     3.47
        Granted.............................      5.32       1.50       10.39
        Exercised...........................      2.52       1.50        2.23
        Expired.............................      3.60       4.32        2.66
        Outstanding at year-end.............      4.68       3.47        6.30
        Exercisable at year-end............. $    3.41  $    3.83  $     5.75

  For the weighted average fair value of options granted during the year, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yield of
0.0 and 0.0 percent; expected volatility of 37.8 and 41.4 percent; risk free interest rates of 6.1 and 6.3 percent; and expected lives of 4.4 and 7.3 years.

                                                                 FISCAL FISCAL
                                                                  1995   1996
                                                                 ------ ------
      Weighted-average fair value per option of options granted
       during the year.......................................... $0.54  $5.17

  Had compensation expense for the Company's stock options been determined based on the fair value at the grant dates for the awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  FISCAL FISCAL
                                                                   1995   1996
                                                                  ------ ------
      Net income (in thousands)
        As reported.............................................. $1,629 $8,819
        Pro forma................................................ $1,596 $7,863
      Net income per common share
        As reported.............................................. $  .16 $  .83
        Pro forma................................................ $  .16 $  .74

  Compensation expense based on the fair value of options granted prior to January 29, 1995 were not included in the preceding pro forma calculations. Therefore, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

                  PAUL HARRIS STORES, INC., AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding and options exercisable at February 1, 1997.

                         OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                  --------------------------------- ---------------------
                    NUMBER     WEIGHTED-  WEIGHTED-   NUMBER    WEIGHTED-
     RANGE OF     OUTSTANDING   AVERAGE    AVERAGE  EXERCISABLE  AVERAGE
     EXERCISE     AT FEB. 1,  CONTRACTUAL EXERCISE  AT FEB. 1,  EXERCISE
      PRICES         1997        LIFE       PRICE      1997       PRICE
     --------     ----------- ----------- --------- ----------- ---------
          $ 1.31    221,500      8.70      $ 1.31     117,900    $ 1.31
   $ 1.32-$ 3.99    243,500      8.36        1.96     157,900      2.02
   $ 4.00-$ 5.99    429,500      7.26        5.57     281,200      5.54
   $ 6.00-$12.99     61,500      9.59        9.37           0      0.00
   $13.00-$17.50    214,000      9.80      $17.24     100,000    $17.50

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

NOTE 8. QUARTERLY INFORMATION (UNAUDITED)

                                                  FISCAL 1995 QUARTERS
                                             ----------------------------------
                                               1ST      2ND      3RD      4TH
                                             -------  -------  -------  -------
                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                          DATA)
Net sales................................... $34,801  $36,509  $36,880  $59,333
Gross income................................  10,184   11,717   11,634   21,691
Income (loss) before income taxes...........  (1,982)  (1,283)    (996)   6,900
Net income (loss)........................... $(1,215) $  (780) $  (612) $ 4,236
                                             =======  =======  =======  =======
Net income (loss) per share................. $  (.12) $  (.08) $  (.06) $   .42
                                             =======  =======  =======  =======
                                                  FISCAL 1996 QUARTERS
                                             ----------------------------------
                                               1ST      2ND      3RD      4TH
                                             -------  -------  -------  -------
                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                          DATA)
Net sales................................... $39,639  $36,721  $45,413  $68,515
Gross income................................  12,827   12,560   18,074   28,761
Income before income taxes..................     232      107    3,058   11,020
Net income.................................. $   138  $    64  $ 1,821  $ 6,796
                                             =======  =======  =======  =======
Net income per share........................ $   .01  $   .01  $   .17  $   .62
                                             =======  =======  =======  =======

NOTE 9. SUBSEQUENT EVENTS

 Bank Revolving Credit Facility

  On April 9, 1997, the Company and its lender agreed to modify the secured revolving credit facility described in "Note 2. Long-Term Debt and Credit Arrangements." The revised agreement increases the credit facility from $20,000,000 to $30,000,000. The Company may use the entire amount of the credit facility for letters of credit or direct borrowings.

                  PAUL HARRIS STORES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

The term of the credit facility has been extended to June 30, 1999. The annual interest rate on the direct borrowings was decreased from a variable rate equal to the prime rate of the lender plus one percent to the prime rate plus one quarter of one percent (.250%). Issuance fees for letters of credit were reduced to one quarter of one percent (.250%) from three eighths of one percent (0.375%) of the face amount of each letter of credit. The advance rate on inventory for the period of August 1 to November 30 was increased from 60% to 70%. The previous agreement contained several covenants such as those items relating to indebtedness, capital expenditures, dividends and cash balances. The new agreement has eliminated many of these covenants for the credit facility and term loan (mortgage) and modified the remaining covenants related to tangible net worth and operating cash flow requirements.

 SHAREHOLDER RIGHTS PLAN

  On April 10, 1997 the Company adopted a shareholder rights plan. The plan is designed to ensure that the Company's shareholders receive fair treatment in the event of an unsolicited attempt to acquire control of the Company. Under the plan, holders of the Company's outstanding common stock on April 25, 1997 will receive one Right for each share they hold. Initially each Right will represent the right to purchase one one-hundredth (1/100th) of a share of the Company's Series A Participating Cumulative Preferred Stock at an exercise price of $90. The Company may redeem the Rights for $.01 in cash or securities at any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock or the expiration of the Rights on April 10, 2007. The Rights are not exercisable or transferable apart from the Company's common stock unless a person or group discloses an intent or becomes a beneficial owner of 15% or more of the Company's outstanding common stock. When the Rights become exercisable and transferable, each holder of a Right (other than the person or group acquiring or attempting to acquire 15% or more of the Company's common stock) will be entitled to purchase at the Right's then-current exercise price, shares of the Preferred Stock having a value of twice the Rights exercise price.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Paul Harris Stores, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Paul Harris Stores, Inc. and its subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Indianapolis, Indiana
February 27, 1997, Except as to Note 9  which is as of April 10, 1997

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Paul Harris Stores, Inc.

April 9, 1997                                  /s/ Charlotte G. Fischer
                                          By: _________________________________
                                            Charlotte G. Fischer, Chairman of
                                              the Board, President and Chief
                                               Executive Officer (Principal
                                                    Executive Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


    /s/ Charlotte G. Fischer         Chairman of the Board,          April 9, 1997
____________________________________  President and Chief
        Charlotte G. Fischer          Executive Officer
                                      (Principal Executive
                                      Officer)

       /s/ John H. Boyers            Senior Vice President--         April 9, 1997
____________________________________  Finance and Treasurer
           John H. Boyers             (Principal Financial
                                      Officer)

    /s/ Keith L. Himmel, Jr.         Vice President--Finance,        April 9, 1997
____________________________________  Controller and
        Keith L. Himmel, Jr.          Corporate Secretary
                                      (Principal Accounting
                                      Officer)

 /s/ Richard A. Feinberg Ph.D.       Director                        April 9, 1997
____________________________________
     Richard A. Feinberg Ph.D.

                                     Director                        April  , 1997
____________________________________
             Rudy Greer

        /s/ Robert Logan             Director                        April 9, 1997
____________________________________
            Robert Logan

                                     Director                        April  , 1997
____________________________________
          James T. Morris

        /s/ Gerald Paul              Director and Chairman           April 9, 1997
____________________________________  Emeritus
            Gerald Paul               of the Board

        /s/ John E. Rau              Director                        April 9, 1997
____________________________________
            John E. Rau

       /s/ Sally Tassani             Director                        April 9, 1997
____________________________________
           Sally Tassani


                                 EXHIBIT INDEX


 (3)(a)(i) Amended and Restated Articles of Incorporation of the Regis-trant dated September 8, 1992 (incorporated herein by refer-ence from Form 8-K dated April 11, 1997).
    (a)(ii) Amendment to Amended and Restated Articles of Incorporation dated July 6, 1993 (incorporated herein by reference from Form 8-K dated April 11, 1997).
    (a)(iii) Amendment to Amended and Restated Articles of Incorporation dated April 10, 1997 (incorporated herein by reference from Form 8-K dated April 11, 1997).
    (b)*     Restated Bylaws of the Registrant
 (4)(a) Indenture dated as of September 15, 1992 between the Regis-trant and IBJ Schroder Bank & Trust Company, as trustee, re-lating to the Company's 11.375% Notes due 2000 (the "Inden-ture") (incorporated herein by reference from Form 8-K dated
             August 31, 1992).
    (b) First Supplemental Indenture as of October 25, 1993 between the Registrant and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 11.375% Notes due 2000
             (the "Indenture") (incorporated herein by reference from Form 10-Q for the fiscal quarter ended October 30, 1993).
    (c) Secured Credit Agreement dated as of October 28, 1993 by and between the Registrant and LaSalle National Bank (incorpo-rated herein by reference from Form 10-Q for the fiscal quarter ended October 30, 1993).
    (d)      Amended and Restated Secured Credit Agreement dated as of
             January 20, 1994 by and between the Registrant and LaSalle
             National Bank (incorporated herein by reference from Form
             10-Q for the fiscal quarter ended April 30, 1994).
    (e) First Modification of Secured Credit Agreement, Notes, Mort-gage and Other Loan Documents dated as of October 31, 1994 by and between the Registrant and LaSalle National Bank (in-corporated herein by reference from Form 10-K for the fiscal year ended January 28, 1995).
    (f)      Second Modification of Secured Credit Agreement, Notes,
             Mortgage and Other Loan Documents dated as of January 31,
             1995 by and between the Registrant and LaSalle National Bank
             (incorporated herein by reference from Form 10-K for the fiscal year ended January 28, 1995).
    (g) Third Modification of Secured Credit Agreement, Notes, Mort-gage and Other Loan Documents dated as of September 28, 1995 by and between the Registrant and LaSalle National Bank (in-corporated herein by reference from Form 10-Q for the fiscal quarter ended October 28, 1995).
    (h)      Fourth Modification of Secured Credit Agreement, Revolving
             Note, and Other Loan Documents dated as of May 8, 1996 by and between the Registrant and LaSalle National Bank (incor-porated herein by reference from Form 10-Q for the fiscal quarter ended May 4, 1996).
    (i)*     Fifth Modification of Secured Credit Agreement, Revolving
             Note, and Other Loan Documents dated as of April 9, 1997 by and between the Registrant and LaSalle National Bank.
    (j) Rights Agreement between the Registrant and The First Na-tional Bank of Boston, as rights agent, dated April 10, 1997
             (incororated herein by reference from Form 8-K dated April
             11, 1997).


 (10)(a) The Registrant's 1992 Non-Qualified Stock Option Plan (incor-porated herein by reference from Form 10-K for the fiscal year ended January 30, 1993).
     (b) Amended and Restated Employment Agreement and Settlement of the Deferred Compensation Agreement both dated August 31, 1992 between the Registrant and Gerald Paul (incorporated herein by reference from Form 10-K for the fiscal year ended January 30,
           1993).
     (c)   Stock Transfer Agreement with Gerald Paul dated September 2,
           1981 (incorporated herein by reference from Form 10-K for the fiscal year ended January 30, 1993).
     (d) Supplement to the Amended and Restated Employment Agreement between the Registrant and Gerald Paul dated March 21, 1994
           (incorporated herein by reference from Form 10-K for the fis-cal year ended January 29, 1994).
     (e)   Employment Agreement between the Registrant and Charlotte G.
           Fischer dated April 28, 1994 (incorporated herein by reference from Form 10-Q for the fiscal quarter ended April 30, 1994).
     (f)   Stock Option Agreement dated as of April 29, 1994, between the
           Registrant and Charlotte G. Fischer (incorporated herein by reference from Form 10-K for the fiscal year ended January 28,
           1995).
     (g) Letter dated March 2, 1995 to John H. Boyers describing pro-posed terms of employment (incorporated herein by reference from Form 10-K for the fiscal year ended February 3, 1996).
     (h) Amended and Restated Employment Agreement between the Company and Charlotte G. Fischer dated June 17, 1996 (incorporated herein by reference from Form 10-Q for the fiscal quarter ended August 3, 1996).
     (i)* Amended and Restated Employment Agreement between the Company and Charlotte G. Fischer dated November 22, 1996.
 (23)*     Consent of Price Waterhouse LLP.
 (27)*     Financial Data Schedule.



--------
*Filed with this report.