Form 10-K/A
period 1997-02-01
HARRIS PAUL STORES INC
filed 1997-04-15
CIK 45791

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     The Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 is being amended to correct Part II, Items 5 and 6. The amendment to Item 5 corrects the description of the "Market Price of Common Stock" table. The amendment to Item 6 aligns Operating Data under the proper column headings. No other parts of the Annual Report are being amended.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market System. The following table sets forth for the past eight fiscal quarters, the range of high and low sales prices for the Company's Common Stock as reported by the Nasdaq National Market System.

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

  There were approximately 1,600 registered holders of record of Common Stock at February 1, 1997 and 1 holder of Nonvoting Common Stock. The shares of Nonvoting Common Stock are convertible to Common Stock upon sale or certain other conditions described in the Company's Amended and Restated Articles of Incorporation.

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

                          TWENTY-SIX WEEKS ENDED                  FISCAL YEAR
                          --------------------------  ---------------------------------------
                          AUGUST 2,     JANUARY 30,
                           1992 (1)       1993 (1)      1993      1994      1995       1996
                          -----------   ------------  --------  --------  --------   --------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...............   $    60,606    $    84,968 $154,309  $167,778  $167,523   $190,288
Cost of sales, including
 occupancy expenses
 exclusive of
 depreciation (2).......        40,905         52,892   99,556   111,397   112,297    118,066
                           -----------    ----------- --------  --------  --------   --------
Gross income............        19,701         32,076   54,753    56,381    55,226     72,222
Selling, general and
 administrative expenses
 (3)....................        17,443         19,749   38,905    45,539    47,081     53,300
Depreciation and
 amortization...........         2,200          2,005    3,496     3,330     3,472      3,270
                           -----------    ----------- --------  --------  --------   --------
Operating income........            58         10,322   12,352     7,512     4,673     15,652
Interest expense, net...           259          1,200    3,051     2,539     2,034      1,235
                           -----------    ----------- --------  --------  --------   --------
Income (loss) before
 taxes, reorganization
 items and extraordinary
 items..................          (201)         9,122    9,301     4,973     2,639     14,417
Reorganization items....           507            --       --        --        --         --
Provision for income
 taxes..................           --           3,401    3,530     1,895     1,010      5,598
Extraordinary items.....         6,484            --       --        --        --         --
                           -----------    ----------- --------  --------  --------   --------
Net income..............   $     6,790    $     5,721 $  5,771  $  3,078  $  1,629   $  8,819
                           ===========    =========== ========  ========  ========   ========
Net income per share
 (4)....................   $       --     $      0.61 $   0.59  $   0.31  $   0.16   $   0.83
                           ===========    =========== ========  ========  ========   ========
Weighted average common
 and common equivalent
 shares outstanding.....           --           9,445    9,822     9,981    10,067     10,616

OPERATING DATA:
Gross income %..........                                  35.5%     33.6%     33.0%      38.0%
Operating income %......                                   8.0%      4.5%      2.8%       8.2%
Stores open at beginning
 of period..............                                   201       211       239        235
Stores opened during
 period.................                                    22        40        19         19
Stores closed during
 period.................                                   (12)      (12)      (23)       (31)
                                                      --------  --------  --------   --------
Stores open at end of
 period.................                                   211       239       235        223
                                                      ========  ========  ========   ========
Weighted average sales
 per store..............                              $    748  $    740  $    683   $    845
Comparable store sales
 increase
 (decrease) (5).........                                     3%        0%       (7%)       20%
Inventory turnover......                                   4.9x      4.6x      4.7x       5.1x
BALANCE SHEET DATA (AT
 END OF PERIOD):
Working capital.........   $     7,906    $    15,750 $ 24,603  $ 24,446  $ 24,481   $ 21,457
Total assets............        67,000         53,684   58,553    63,454    57,850     57,319
Long-term debt..........        29,670         27,025   26,290    21,970    17,640      1,930
Shareholders' equity....         1,575          7,296   15,096    19,890    22,904     36,911

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

                                          Paul Harris Stores, Inc.

April 15, 1997
                                          By:  /s/ John H. Boyers
                                              ---------------------------------
                                                   John H. Boyers
                                              Senior Vice President - Finance
                                                     and Treasurer