Form 10-Q
period 1997-05-03
HARRIS PAUL STORES INC
filed 1997-06-17
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of 1934 for the quarterly period ended May 3, 1997 or
                                                         -----------
     Transition report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of 1934 for the transition period from          to
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
                                                       Yes    X       No
                                                          --------     --------
As of May 30, 1997, 11,118,487 common shares were outstanding.
                                      1

INDEX

PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheets - May 4, 1996,
      February 1, 1997 and May 3, 1997                                       3

      Consolidated Statements of Income - For the thirteen
      weeks ended May 4, 1996 and May 3, 1997                                4

      Consolidated Statements of Cash Flows - For the
      thirteen weeks ended May 4, 1996 and May 3, 1997                       5

      Consolidated Statements of Shareholders' Equity -
      For the thirteen weeks ended May 4, 1996 and May 3, 1997               6

      Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            8


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    11
                                       2

                      PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                           UNAUDITED
                                         (in thousands)

                                                   May 4,       February 1,       May 3,
                                                   1996            1997            1997
                                              -----------      ----------      ----------
ASSETS
  Current assets
   Cash and cash equivalents                  $   19,859       $  16,001       $  16,713
   Merchandise inventories                        20,864          19,759          18,319
   Other receivables                                 565             861             189
   Prepaid expenses                                1,095             836             856
                                              -----------      ----------      ----------
      Total current assets                        42,383          37,457          36,077
                                              -----------      ----------      ----------
  Property, fixtures and equipment
   Land, building and improvements                 5,730           5,787           5,801
   Store fixtures and equipment                   11,964          14,067          15,240
   Leasehold improvements and other               11,502          12,567          13,180
                                              -----------      ----------      ----------
                                                  29,196          32,421          34,221
   Less accumulated depreciation and amortization(11,481)        (13,315)        (14,072)
                                              -----------      ----------      ----------
      Property, fixtures and equipment, net       17,715          19,106          20,149

  Other assets                                       843             756             722
                                              -----------      ----------      ----------
                                              $   60,941       $  57,319       $  56,948
                                              ===========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                           $    7,676      $    8,515      $    7,470
   Compensation and related taxes                  1,320           3,774           1,756
   Income taxes payable                               38              37             133
   Other accrued expenses                          4,176           3,554           4,042
   Current maturities of long-term debt            4,320             120             120
                                              -----------      ----------      ----------
      Total current liabilities                   17,530          16,000          13,521
                                              -----------      ----------      ----------
  Long-term debt                                  17,610           1,930           1,890
  Other non-current liabilities                    2,674           2,478           2,551

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued and outstanding
     10,024, 10,115 and 10,120 respectively        1,723           1,930           1,938
   Additional paid-in capital                      5,067           9,963          10,707
   Retained earnings                              16,337          25,018          26,341
                                              -----------      ----------      ----------
      Total shareholders' equity                  23,127          36,911          38,986
                                              $   60,941       $  57,319       $  56,948
                                              ===========      ==========      ==========

             See accompanying "Notes To Consolidated Financial Statements".
                                       3

                              PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                               UNAUDITED
                                 (in thousands, except per share data)

                                                            For the                For the
                                                           thirteen               thirteen
                                                          weeks ended            weeks ended
                                                             May 4,                 May 3,
                                                              1996                   1997
                                                          -----------            -----------
Net sales                                             $       39,639             $   43,838

Cost of sales, including occupancy expenses
  exclusive of depreciation                                   26,812                 28,016
                                                          -----------            -----------
   Gross income                                               12,827                 15,822

Selling, general and administrative expenses                  11,427                 12,888
Depreciation and amortization                                    790                    920
                                                          -----------            -----------
   Operating income                                              610                  2,014

Interest expense (income), net                                   378                   (210)
                                                          -----------            -----------
   Income before income taxes                                    232                  2,224

Provision for income taxes                                        94                    900
                                                          -----------            -----------
   Net income                                             $      138             $    1,324
                                                          ==========             ===========

   Net income per common share                            $     0.01             $     0.12
                                                          ==========             ===========
   Weighted average number of shares and
   share equivalents outstanding                              10,325                 10,851
                                                          ==========             ===========

                                      See accompanying "Notes To Consolidated Financial Statements".
                                       4

                            PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           UNAUDITED
                                         (in thousands)

                                                        For the                For the
                                                        thirteen               thirteen
                                                      weeks ended            weeks ended
                                                         May 4,                 May 3,
                                                          1996                   1997
                                                    ---------------         ---------------
Cash flow from operating activities:
Net income                                          $          138          $        1,324

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                               790                     920
   Net disposal of assets                                      130                      75
   Utilization of net operating loss carryforward               78                     744
  (Increase) decrease in current assets:
      Merchandise inventories                               (3,219)                  1,440
      Other receivables                                        (26)                    672
      Prepaid expenses                                         (82)                    (20)
   Increase (decrease) in current liabilities:
      Accounts payable                                       1,664                  (1,045)
      Compensation and related taxes                           542                  (2,018)
      Income taxes payable                                      (7)                     96
      Other accrued expenses                                   729                     488
   Other                                                        91                     180
                                                    ---------------         ---------------
 Net cash flow from operating activities                       828                   2,856
                                                    ---------------         ---------------
 Net cash flow from investing activities:
   Additions to fixed assets                                  (832)                 (2,112)
                                                    ---------------         ---------------
 Cash flow from financing activities:
   Repayment of long-term debt                                 (30)                    (40)
   Sale of common stock under stock plan                         7                       8
                                                    ---------------         ---------------
 Net cash flow from financing activities                       (23)                    (32)
                                                    ---------------         ---------------
                                                   $           (27)         $          712
                                                    ===============         ===============
Cash and cash equivalents
   At beginning of period                          $        19,886          $       16,001
   At end of period                                         19,859                  16,713
                                                   ----------------         ---------------
                                                   $           (27)         $          712
                                                    ===============         ===============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest        $            82          $          100
                                                    ===============         ===============
   Cash paid during the period for income taxes    $            23          $           59
                                                    ===============         ===============

              See accompanying "Notes To Consolidated Financial Statements".
                                                                                         5

                                 PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 UNAUDITED
                                              (in thousands)

                                                     For the thirteen          For the thirteen
                                                       weeks ended               weeks ended
                                                       May 4, 1996               May 3, 1997
                                                    --------------------      --------------------
                                                    SHARES       AMOUNT       SHARES      AMOUNT
                                                    ------    ----------      ------    ----------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
      (16,500 voting shares; 3,500 non-voting shares)
   Beginning balance                                10,019    $    1,716      10,115    $    1,930
   Exercise of stock options                             5             7           5             8
                                                    ------    ----------      ------    ----------
                   Ending balance                   10,024    $    1,723      10,120    $    1,938
                                                    ======    ==========      ======    ==========

ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                          $    4,989                $    9,963
   Benefit of net operating loss carryforward                         78                       744
                                                              ----------                ----------
                   Ending balance                             $    5,067                $   10,707
                                                              ==========                ==========

RETAINED EARNINGS:
   Beginning balance                                          $   16,199                $   25,017
   Net income                                                        138                     1,324
                                                              ----------                ----------
                   Ending balance                             $   16,337                $   26,341
                                                              ==========                ==========
                    See accompanying "Notes To Consolidated Financial Statements".
                                       6

                       PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and subsidiaries (the "Company"). The Company is a specialty retailer of moderately-priced private-label sportswear and accessories for women.
The unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 Annual Report on Form 10-K.
In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at May 3, 1997 and for all other periods presented, have been made.
The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years which such fiscal years began. For example, fiscal 1997 refers to the fiscal year that began on February 2, 1997 and will end on January 31, 1998.
The results of operations for the first quarter of fiscal 1997 are not necessarily indicative of the results to be expected for all of fiscal 1997. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.
Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2. Earnings Per Share
The Company will adopt Financial Accounting Standards Board Statement No. 128 (FASB 128), "Earnings per Share", for fiscal 1997 year-end reporting and restate its reporting for all prior periods reported as required. The adoption of FASB 128 will not have a material impact on earnings per share amounts for the first quarter of fiscal 1997.

3. Bank Revolving Credit Facility
On April 9, 1997, the Company and its lender agreed to modify the secured revolving credit facility. The revised agreement increased the credit facility from $20 million to $30 million. The Company may use the entire amount of the credit facility for letters of credit or direct borrowings.
The term of the credit facility was extended to June 30, 1999. The annual interest rate on the direct borrowings was decreased from a variable rate equal to the prime rate of the lender plus one percent to the prime rate plus one quarter of one percent (.250%). Issuance fees for letters of credit were reduced to one quarter of one percent (.250%) from three eighths of one percent (0.375%) of the face amount of each letter of credit. The advance rate on inventory for the period of August 1 to November 30 was increased from 60% to 70%. The previous agreement contained several covenants relating to indebtedness, capital expenditures, dividends and cash balances. The new agreement eliminated many of these covenants for the credit facility and term loan (mortgage) and modified the remaining covenants related to tangible net worth and operating cash flow requirements.

4. Shareholder Rights Plan
On April 10, 1997 the Company adopted a shareholder rights plan. The plan is designed to ensure that the Company's shareholders receive fair treatment in the event of an unsolicited attempt to acquire control of the Company. Under the plan, holders of the Company's outstanding common stock on April 25, 1997 received one Right for each share of common stock. Initially each Right represents the right to purchase one one-hundredth (1/100th) of a share of the Company's Series A Participating Cumulative Preferred Stock at an exercise price of $90. The Company may redeem the Rights for $.01 in cash or securities at any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock or the expiration of the Rights on April 10, 2007. The Rights are not exercisable or transferable apart from the Company's common stock unless a person or group discloses an intent or becomes a beneficial owner of 15% or more of the Company's outstanding common stock. When the Rights become exercisable and transferable, each holder of a Right (other than the person or group acquiring or attempting to acquire 15% or more of the Company's common stock) will be entitled to purchase at the Right's then-current exercise price, shares of the Preferred Stock having a value of twice the Rights exercise price.
5. Subsequent Event
During May 1997 the Company sold a total of 995,000 newly issued shares of common stock in an underwritten public offering. The Company received approximately $15.0 million, net of expenses, from the offering. In addition, a selling shareholder sold 2.8 million shares in the offering.
Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performances or achievements of the Company or the retailing industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements,. Such factors include, among others, local, regional and national economic conditions; extreme or unseasonable weather conditions; legislation and regulatory matters affecting payroll costs or other aspects of retailing; the ability to identify and respond to emerging fashion trends; and governmental actions such as import or trade restrictions.
Overview
The Company is a specialty retailer of moderately-priced sportswear and accessories for women sold under the Paul Harris Design, Paul Harris Denim and PHD brand names. The Company currently operates 222 stores in 26 states and the District of Columbia with the greatest concentration of stores in the Midwest. The Company is expanding and remodeling some of its store base. The Company's stores average 4,100 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first quarter of fiscal 1997, the Company opened two stores and closed four stores. The Company plans to open 30 net new stores in fiscal 1997 and 45 to 50 net new stores in fiscal 1998. In addition, the Company plans to remodel 30 to 35 stores in fiscal 1997 and intends to remodel 80 to 100 stores in the three fiscal years thereafter. The Company expects that new stores will be usually located in the Company's existing markets in order to enhance recognition of the Paul Harris name, leverage field management, facilitate targeted marketing efforts and utilize the Company's sales team at its greatest operational efficiency.

Results of Operations
The following discussion is based upon the unaudited financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.

                                                     Thirteen weeks ended
                                                     --------------------
                                                       May 4,     May 3,
                                                       1996       1997
                                                      ------     ------
       Net sales                                      100.0%     100.0%

       Cost of sales, including occupancy
        expenses exclusive of depreciation(1)          67.6%      63.9%
                                                      ------     ------
        Gross income                                   32.4%      36.1%

       Selling, general and administrative expenses(2) 28.8%      29.4%
       Depreciation and amortization                    2.0%       2.1%
                                                      ------     ------
        Operating income                                1.6%       4.6%

       Interest expense (income), net                   1.0%      (0.5%)
                                                      ------     ------
       Income before income taxes                       0.6%       5.1%

      Provision for income taxes                        0.2%       2.1%
                                                      ------     ------
       Net income                                       0.4%       3.0%
                                                      ======     ======

------------------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2)  Includes all store level occupancy expenses not included in cost of sales.

The Company's net sales increased to $43.8 million in the first quarter of fiscal 1997 from $39.6 million in the first quarter of fiscal 1996, an increase of $4.2 million or 10.6%. The increase in net sales was primarily attributable to a 10% increase in comparable store sales (stores open at least twelve months). The increase in comparable store sales was primarily the result of an increase in consumer demand generally and wider acceptance of the Company's product offering, as reflected by a 31.0% increase in average customer transactions per store. The Company operated 221 stores as of May 3, 1997 compared to 227 stores on May 4, 1996. New stores (stores open less than twelve months) have generally produced higher sales than stores which were closed during the last twelve months.
Gross income increased to $15.8 million in the first quarter of fiscal 1997 from $12.8 million in the prior year, an increase of $3.0 million or 23.4%. Gross income, as a percentage of net sales, increased to 36.1% in the first quarter of fiscal 1997 from 32.4% of net sales in the first quarter of fiscal 1996. Gross income primarily increased due to the increase in net sales.
Gross income, as a percentage of net sales, increased as a result of a higher proportion of lower cost merchandise from overseas sources, a lower level of promotional activity for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 and growth in net sales from accessories, which generally have higher gross margins than apparel.

Selling, general and administrative expenses increased to $12.9 million, or 29.4% of net sales, for the first quarter of fiscal 1997 from $11.4 million, or 28.8% of net sales, for the first quarter of fiscal 1996. The increase of $1.5 million was primarily the result of increased payroll costs for stores and increased overhead needed to support the increase in sales and planned store growth.
Depreciation and amortization increased to $920,000 for the first quarter of fiscal 1997 from $790,000 for the first quarter of fiscal 1996, an increase of 16.5%. The increase is a result of approximately $5.0 million increase of fixed assets at the end of the first quarter of fiscal 1997 compared to the end of the first quarter of fiscal 1996. In addition, new point of sale equipment purchased in the first quarter of fiscal 1997, has a shorter depreciable life than the majority of the other assets of the Company. As a percentage of net sales, depreciation and amortization increased slightly to 2.1% in the first quarter of fiscal 1997 from 2.0% in the first quarter of fiscal 1996.
Operating income increased to $2.0 million in the first quarter of fiscal 1997 from $610,000 for the first quarter of fiscal 1996, an increase of 227.9%. As a percentage of net sales, operating income increased to 4.6% in the first quarter of fiscal 1997 from 1.6% in the first quarter of fiscal 1996.
Interest (income), net, of $210,000 for the first quarter of fiscal 1997 improved by $588,000 from an interest expense, net, of $378,000 for the first quarter of fiscal 1996. This improvement was primarily the result of the repayment during the fourth quarter of fiscal 1996 of the remaining balance of the $24.0 million aggregate principal amount of 11.375% Notes due January 31, 2000 that the Company had issued in 1992.
The provision for income taxes, based on statutory rates, was $900,000 for the first quarter of fiscal 1997 as compared to $94,000 for the first quarter of fiscal 1996, an increase of $806,000 or 857.4%, as a result of the increase in income before income taxes. The Company's effective tax rate of 40.5% remained the same for the first quarter of fiscal 1997 as in the first quarter of fiscal 1996. Due to the utilization of tax loss carryforwards the Company benefited by a reduction of income taxes payable (reflected as a credit to additional paid-in capital) of $744,000.
As a result of the above factors, the Company's net income increased to $1.3 million for the first quarter of fiscal 1997 from $138,000 for the first quarter of fiscal 1996, an increase of $1.2 million or 859.4%.
Seasonality
The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.

Liquidity and Capital Resources
The Company's primary sources of working capital consist of internally generated cash and its $30 million secured, revolving credit facility. While this credit facility is principally intended for letters of credit for import merchandise, the Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 1999. The annual interest rate on borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25%. In addition, letters of credit carry an initial issuance fee plus a fee of 0.25% of the face amount of such letters of credit. The credit facility also contains certain financial covenants which set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At May 3, 1997, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $6.4 million. On the same date, there were no outstanding direct borrowings under the credit facility.
In addition, during May 1997 the Company received approximately $15.0 million, net of expenses, as the proceeds of an underwritten public offering of its common stock. The net proceeds have been added to the Company's working capital and are available for general corporate purposes.
The Company made capital expenditures of approximately $2.1 million in the first quarter of fiscal 1997, primarily for the Company's new point of sale system (approximately $764,000), for opening new stores (approximately $598,000) and for remodeling existing stores (approximately $389,000). The Company anticipates opening 30 net new stores and remodeling 30 to 35 stores during fiscal 1997.
Net cash flow from operating activities was $2.9 million in the first quarter of fiscal 1997. Net cash outflow from financing activities aggregated $32,000 in the first quarter of fiscal 1997, including the proceeds from the exercise of common stock options.
Cash and cash equivalents increased to $16.7 million at the end of the first quarter of fiscal 1997 from $16.0 million at the beginning of the quarter, an increase of $700,000 or 4.4%.
Management believes that the net proceeds to the Company from the recent public offering together with cash generated from operations and borrowings under the Company's credit facility, if any, will be sufficient to meet the Company's working capital expenditure needs in the foreseeable future.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits:   27  Financial Data Schedule

         (b) Reports on Form 8-K:  The Company filed a current report on form
                                   8-K dated April 11,  1997, reporting under
                                   Item 5 the adoption of a shareholders rights plan.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Paul Harris Stores, Inc.
                             ------------------------
                                  (Registrant)


Date:  June 16, 1997         /s/ John H. Boyers
                             ------------------
                             John H. Boyers
                             Senior Vice President - Finance and Treasurer
                             Signing on behalf of the registrant and as
                              principal financial officer.
                                      12