Form 10-Q
period 1997-08-02
HARRIS PAUL STORES INC
filed 1997-09-16
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of 1934 for the quarterly period ended August 2, 1997 or
                                                         -----------
     Transition report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of 1934 for the transition period from          to
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
                                                       Yes    X       No
                                                          --------     --------
As of September 2, 1997, 11,186,397 common shares were outstanding.
                                      1

                                        INDEX

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheets - August 3, 1996,
      February 1, 1997 and August 2, 1997                                3

      Consolidated Statements of Operations - For the thirteen
      weeks ended August 3, 1996 and August 2, 1997                      4

      Consolidated Statements of Operations - For the twenty-six
      weeks ended August 3, 1996 and August 2, 1997                      5

      Consolidated Statements of Cash Flows - For the
      twenty-six weeks ended August 3, 1996 and August 2, 1997           6

      Consolidated Statements of Shareholders' Equity -
      For the twenty-six weeks ended August 3, 1996 and August 2, 1997   7

      Notes to Consolidated Financial Statements                         8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        9

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders              14

Item 6. Exhibits and Reports on Form 8-K                                 14
                                       2

                                     PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                    UNAUDITED
                                                  (in thousands)

                                                      August 3,        February 1,        August 2,
                                                        1996              1997              1997
                                                   -------------     -------------     -------------
ASSETS
  Current assets
   Cash and cash equivalents                       $     11,920      $     16,001      $     25,876
   Merchandise inventories                               20,700            19,759            23,497
   Other receivables                                        414               861             1,091
   Prepaid expenses                                       1,207               836             1,349
                                                   -------------     -------------     -------------
      Total current assets                               34,241            37,457            51,813
                                                   -------------     -------------     -------------
  Property, fixtures and equipment
   Land, building and improvements                        5,756             5,787             5,818
   Store fixtures and equipment                          12,230            14,067            18,674
   Leasehold improvements and other                      11,755            12,567            13,677
                                                   -------------     -------------     -------------
                                                         29,741            32,421            38,169
   Less accumulated depreciation and amortization       (12,104)          (13,315)          (14,959)
                                                   -------------     -------------     -------------
      Property, fixtures and equipment, net              17,637            19,106            23,210

  Other assets                                              836               756                70
                                                   -------------     -------------     -------------
                                                   $     52,714      $     57,319      $     75,732
                                                   =============     =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                                $      6,343      $      8,515      $      9,876
   Compensation and related taxes                           858             3,774                95
   Income taxes payable                                      25                37
   Other accrued expenses                                 2,873             3,554             4,296
   Current maturities of long-term debt                   4,320               120                12
                                                   -------------     -------------     -------------
      Total current liabilities                          14,419            16,000            15,246
                                                   -------------     -------------     -------------
  Long-term debt                                         12,480             1,930             1,870
  Other non-current liabilities                           2,562             2,478             2,674

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued and outstanding
     10,039, 10,115 and 11,172 respectively               1,750             1,930            17,073
   Additional paid-in capital                             5,102             9,963            11,362
   Retained earnings                                     16,401            25,018            27,507
                                                   -------------     -------------     -------------
      Total shareholders' equity                         23,253            36,911            55,942
                                                   -------------     -------------     -------------
                                                   $     52,714      $     57,319      $     75,732
                                                   =============     =============     ==============

                            See accompanying "Notes To Consolidated Financial Statements".
                                                    3

                      PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                       UNAUDITED
                         (in thousands, except per share data)

                                                     For the                For the
                                                     thirteen               thirteen
                                                   weeks ended            weeks ended
                                                    August 3,              August 2,
                                                       1996                   1997
                                                 --------------         --------------
Net sales                                        $      36,721          $      40,920

Cost of sales, including occupancy expenses
  exclusive of depreciation                             24,161                 25,496
                                                 --------------         --------------

   Gross income                                         12,560                 15,424

Selling, general and administrative expenses            11,390                 12,771
Depreciation and amortization                              766                  1,040
                                                 --------------         --------------

   Operating income                                        404                  1,613

Interest expense (income), net                             297                   (345)
                                                 --------------         --------------

   Income before income taxes                              107                  1,958

Provision for income taxes                                  43                    793
                                                 --------------         --------------

   Net income                                    $          64          $       1,165
                                                 ==============         ==============

   Net income per common share                   $        0.01          $        0.10
                                                 ==============         ==============
   Weighted average number of shares and
   share equivalents outstanding                        10,516                 11,635
                                                 ==============         ==============
              See accompanying "Notes To Consolidated Financial Statements".
                                                    4

                        PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                        UNAUDITED
                          (in thousands, except per share data)
                                                     For the                For the
                                                    twenty-six             twenty-six
                                                   weeks ended            weeks ended
                                                    August 3,              August 2,
                                                       1996                   1997
                                                 --------------         --------------
Net sales                                        $      76,360          $      84,758

Cost of sales, including occupancy expenses
  exclusive of depreciation                             50,973                 53,512
                                                 --------------         --------------
   Gross income                                         25,387                 31,246

Selling, general and administrative expenses            22,817                 25,659
Depreciation and amortization                            1,556                  1,960
                                                 --------------         --------------

   Operating income                                      1,014                  3,627

Interest expense (income), net                             675                   (555)
                                                 --------------         --------------

   Income before income taxes                              339                  4,182

Provision for income taxes                                 137                  1,693
                                                 --------------         --------------

   Net income                                    $         202        $         2,489
                                                 ==============       ================

   Net income per common share                   $        0.02        $          0.22
                                                 ==============       ================
   Weighted average number of shares and
   share equivalents outstanding                        10,421                 11,218
                                                 ==============       ================
              See accompanying "Notes To Consolidated Financial Statements".
                                                    5

                            PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           UNAUDITED
                                         (in thousands)
                                                            For the                For the
                                                           twenty-six             twenty-six
                                                          weeks ended            weeks ended
                                                           August 3,              August 2,
                                                              1996                   1997
                                                      ------------------     -----------------
Cash flow from operating activities:
Net income                                            $             202      $           2,489

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                                  1,556                  1,960
   Net disposal of assets                                           234                    103
   Utilization of net operating loss carryforward                   113                  1,399
   (Increase) decrease in current assets:
      Merchandise inventories                                    (3,055)                (3,738)
      Other receivables                                             125                   (230)
      Prepaid expenses                                             (194)                  (513)
   Increase (decrease) in current liabilities:
      Accounts payable                                              331                  1,361
      Compensation and related taxes                                 80                 (2,820)
      Income taxes payable                                          (20)                   (37)
      Other accrued expenses                                       (574)                   742
   Other                                                            167                    317
                                                      ------------------     -----------------

 Net cash flow from operating activities                         (1,035)                 1,033
                                                      ------------------     -----------------
 Net cash flow from investing activities:
   Additions to fixed assets                                     (1,805)                (6,241)
                                                      ------------------     -----------------
 Cash flow from financing activities:
   Repayment of long-term debt                                   (5,160)                   (60)
   Sale of common stock                                              34                 15,143
                                                      ------------------     -----------------
 Net cash flow from financing activities                         (5,126)                15,083
                                                      ------------------     -----------------
                                                      $          (7,966)      $          9,875
                                                      ==================      =================
Cash and cash equivalents
   At beginning of period                             $          19,886       $         16,001
   At end of period                                              11,920                 25,876
                                                      ------------------     -----------------
                                                      $          (7,966)      $          9,875
                                                      ==================      =================
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest           $           1,229       $            168
                                                      ==================      =================
   Cash paid during the period for income taxes       $              44       $            432
                                                      ==================      =================

                  See accompanying "Notes To Consolidated Financial Statements".
                                                    6

                              PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              UNAUDITED
                                            (in thousands)

                                               For the twenty-six          For the twenty-six
                                                  weeks ended                 weeks ended
                                                 August 3, 1996              August 2, 1997
                                              -----------------------     -----------------------
                                               SHARES        AMOUNT        SHARES       AMOUNT
                                              --------  -------------     --------  -------------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
   Beginning balance                           10,019   $      1,716       10,115   $      1,930
   Stock offerring                                                            995         14,959
   Exercise of stock options                       20             34           62            184
                                              --------  -------------     --------  -------------
                   Ending balance              10,039   $      1,750       11,172   $     17,073
                                              ========  =============     ========  =============

ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                    $      4,989                $      9,963
   Benefit of net operating loss carryforward                    113                       1,399
                                                        -------------               -------------

                   Ending balance                       $      5,102                $     11,362
                                                        =============               =============

RETAINED EARNINGS:
   Beginning balance                                    $     16,199                $     25,018
   Net income                                                    202                       2,489
                                                        -------------               -------------
                   Ending balance                       $     16,401                $     27,507
                                                        =============               =============

                      See accompanying "Notes To Consolidated Financial Statements".
                                                    7

                  PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and subsidiaries (the "Company"). The Company is a specialty retailer of moderately-priced private-label sportswear and accessories for women.
The unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 Annual Report on Form 10-K.
In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at August 2, 1997 and for all other periods presented, have been made.
The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 1997 refers to the fiscal year that began on February 2, 1997 and will end on January 31, 1998.
The results of operations for the first and second quarter of fiscal 1997 are not necessarily indicative of the results to be expected for all of fiscal 1997. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.
Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2. Earnings Per Share

The Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", for fiscal 1997 year-end reporting and restate its reporting for all prior periods reported as required. The adoption of SFAS 128 will not have a material impact on earnings per share amounts for the first or second quarter of fiscal 1997.

3. Bank Revolving Credit Facility

On April 9, 1997, the Company and its lender agreed to modify the secured revolving credit facility. The revised agreement increased the credit facility from $20 million to $30 million. The Company may use the entire amount of the credit facility for letters of credit or direct borrowings.
The term of the credit facility was extended to June 30, 1999. The annual interest rate on the direct borrowings was decreased from a variable rate equal to the prime rate of the lender plus one percent to the prime rate plus one quarter of one percent (.250%). Issuance fees for letters of credit were reduced to one quarter of one percent (.250%) from three eighths of one percent (0.375%) of the face amount of each letter of credit. The advance rate on inventory for the period of August 1 to November 30 was increased from 60% to 70%. The previous agreement contained several covenants relating to indebtedness, capital expenditures, dividends and cash balances. The new agreement eliminated many of these covenants for the credit facility and term loan (mortgage) and modified the remaining covenants related to tangible net worth and operating cash flow requirements.
                                       8

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

5. Sale of Common Stock

During May 1997 the Company sold a total of 995,000 newly issued shares of common stock in an underwritten public offering. The Company received approximately $15.0 million, net of expenses, from the offering. In addition, a selling shareholder sold 2.8 million shares in the offering.

6. Subsequent Event

In August 1997 the holder of the remaining 213,039 outstanding shares of non-voting common stock exercised its right to convert such shares to voting common stock on a share for share basis.

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

Overview

The Company is a specialty retailer of moderately-priced sportswear and accessories for women sold under the Paul Harris Design, Paul Harris Denim and PHD brand names. The Company currently operates 235 stores in 27 states and the District of Columbia with the greatest concentration of stores in the Midwest.
                                       9

The Company is expanding and remodeling some of its store base. The Company's stores average 4,100 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first half of fiscal 1997, the Company opened sixteen stores and closed six stores. The Company plans to open up to 52 net new stores in fiscal 1997 and 70 to 80 net new stores in fiscal 1998. In addition, the Company plans to remodel 30 to 35 stores in fiscal 1997 and intends to remodel 80 to 100 stores in the three fiscal years thereafter. The Company expects that new stores will be usually located in the Company's existing markets in order to enhance recognition of the Paul Harris name, leverage field management, facilitate targeted marketing efforts and utilize the Company's sales team at its greatest operational efficiency.

Results of Operations

The following discussion is based upon the unaudited financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.



                                PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                        RESULTS OF OPERATIONS AS A
                                         PERCENTAGE OF NET SALES
                                        AND CERTAIN OPERATING DATA

                                               Thirteen weeks ended    Thirteen weeks ended
                                               --------------------    --------------------
                                               August 3,   August 2,   August 3,   August 2,
                                                 1996        1997        1996        1997
                                               ---------   --------    ---------   ---------
Net sales                                        100.0%      100.0%      100.0%      100.0%

Cost of sales, including occupancy
  expenses exclusive of depreciation (1)          65.8%       62.3%       66.8%       63.1%
                                               ---------   --------    ---------   ---------

   Gross income                                   34.2%       37.7%       33.2%       36.9%

Selling, general and administrative expenses (2)  31.0%       31.2%       29.9%       30.3%
Depreciation and amortization                      2.1%        2.5%        2.0%        2.3%
                                               ---------   --------    ---------   ---------
   Operating income                                1.1%        4.0%        1.3%        4.3%

Interest expense (income), net                     0.8%       (0.8%)       0.9%       (0.7%)
                                               ---------   --------    ---------   ---------
   Income before income taxes                      0.3%        4.8%        0.4%        5.0%

Provision for income taxes                         0.1%        1.9%        0.2%        2.0%
                                               ---------   --------    ---------   ---------
   Net income                                      0.2%        2.9%        0.2%        3.0%
                                               =========   ========    =========   =========
----------------------------------
(1)  Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2)  Includes all store level occupancy expenses not included in cost of sales.
                                       10

Second quarter of fiscal 1997
The Company's net sales increased to $40.9 million in the second quarter of fiscal 1997 from $36.7 million in the second quarter of fiscal 1996 an increase of $4.2 million or 11.4%. The increase in net sales was primarily attributable to a 9% increase in comparable store sales (stores open at least twelve months) and an increase in the number of stores open during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The 9% comparable store sales increase was due to a positive response by customers to the Company's overall merchandise selection as reflected by a 33.0% increase in the average customer transactions per store. The Company operated 233 stores as of August 2, 1997 compared to 215 stores on August 3, 1996.
Gross income increased to $15.4 million in the second quarter of fiscal 1997 from $12.6 million in the prior year, an increase of $2.8 million or 22.8%. Gross income, as a percentage of net sales, increased to 37.7% in the second quarter of fiscal 1997 from 34.2% of net sales in the second quarter of fiscal 1996. Gross income primarily increased due to the increase in net sales.
Gross income, as a percentage of net sales, increased as a result of selling a higher proportion of lower cost merchandise from overseas sources and growth in net sales of accessories, which generally have higher gross margins than apparel.
Selling, general and administrative expenses increased to $12.8 million, or 31.2% of net sales, for the second quarter of fiscal 1997 from $11.4 million, or 31.0% of net sales, for the second quarter of fiscal 1996. The increase of $1.4 million was primarily the result of increased payroll costs for stores and increased overhead needed to support the increase in sales and planned store growth.
Depreciation and amortization increased to $1.0 million for the second quarter of fiscal 1997 from $766,000 for the second quarter of fiscal 1996, an increase of $274,000 or 35.8%. The increase is a result of an approximate $8.4 million net increase in fixed assets at the end of the second quarter of fiscal 1997 compared to the end of the second quarter of fiscal 1996. In addition, the new point of sale equipment purchased in the second quarter of fiscal 1997 has a shorter depreciable life than most other depreciable assets of the Company. As a percentage of net sales, depreciation and amortization increased to 2.5% in the second quarter of fiscal 1997 from 2.1% in the second quarter of fiscal 1996.
Operating income increased to $1.6 million in the second quarter of fiscal 1997 from $404,000 for the second quarter of fiscal 1996, an increase of $1.2 million or 299.3%. As a percentage of net sales, operating income increased to 3.9% in the second quarter of fiscal 1997 from 1.1% in the second quarter of fiscal 1996.
Interest income, net, of $345,000 for the second quarter of fiscal 1997 improved by $642,000 from an interest expense, net, of $297,000 for the second quarter of fiscal 1996. This improvement was primarily the result of the repayment during the fourth quarter of fiscal 1996 of the remaining balance of the $24.0 million aggregate principal amount of 11.375% Notes due January 31, 2000 that the Company had issued in 1992 and the receipt of approximately $15.0 million from the sale of 995,000 shares of common stock in May 1997.
The provision for income taxes, based on statutory rates, was $793,000 for the second quarter of fiscal 1997 as compared to $43,000 for the second quarter of fiscal 1996, an increase of $750,000, as a result of the increase in income before income taxes. The Company's effective tax rate of 40.5% in the second quarter of fiscal 1997 was slightly higher than the 40.2% in the second quarter of fiscal 1996. Due to the utilization of tax loss carryforwards the Company benefited by a reduction of income taxes payable (reflected as a credit to additional paid-in capital) of $655,000.
As a result of the above factors, the Company's net income increased to $1.2 million for the second quarter of fiscal 1997 from $64,000 for the second quarter of fiscal 1996, an increase of $1.1 million.

First half of fiscal 1997
The Company's net sales increased to $84.8 million in the first half of fiscal 1997 from $76.4 million in the first half of fiscal 1996 an increase of $8.4 million or 11.0%. The increase in net sales was primarily attributable to a 10% increase in comparable store sales (stores open at least twelve months) and an increase in the number of stores open during the first half of fiscal 1997 compared to the first half of fiscal 1996. The 10% comparable store sales increase was due to a positive response by customers to the Company's overall merchandise selection reflected by a 31.9% increase in customer transactions per store. The Company operated 233 stores as of August 2, 1997 compared to 215 stores on August 3, 1996.
Gross income increased to $31.2 million in the first half of fiscal 1997 from $25.4 million in the prior year, an increase of $5.8 million or 23.1%. Gross income, as a percentage of net sales, increased to 36.9% in the first half of fiscal 1997 from 33.2% of net sales in the first half of fiscal 1996. Gross income primarily increased due to the increase in net sales. Gross income, as a percentage of net sales, increased as a result of selling a higher proportion of lower cost merchandise from overseas sources and growth in net sales of accessories, which generally have higher gross margins than apparel.
Selling, general and administrative expenses increased to $25.7 million, or 30.3% of net sales, for the first half of fiscal 1997 from $22.8 million, or 29.9% of net sales, for the first half of fiscal 1996. The increase of $2.9 million was primarily the result of increased payroll costs for stores and increased overhead needed to support the increase in sales and planned store growth.
Depreciation and amortization increased to $2.0 million for the first half of fiscal 1997 from $1.6 million for the first half of fiscal 1996, an increase of $404,000 or 26.0%. The increase is a result of an approximate $8.4 million increase in fixed assets at the end of the second quarter of fiscal 1997 compared to the end of the second quarter of fiscal 1996. In addition, the new point of sale equipment purchased in the first half of fiscal 1997 has a shorter depreciable life than most other depreciable assets of the Company. As a percentage of net sales, depreciation and amortization increased to 2.3% in the first half of fiscal 1997 from 2.0% in the first half of fiscal 1996. Operating income increased to $3.6 million in the first half of fiscal 1997 from $1.0 million for the first half of fiscal 1996, an increase of 257.7%. As a percentage of net sales, operating income increased to 4.3% in the first half of fiscal 1997 from 1.3% in the first half of fiscal 1996.
Interest income, net, of $555,000 for the first half of fiscal 1997 improved by $1.2 million from an interest expense, net, of $675,000 for the first half of fiscal 1996. This improvement was primarily the result of the repayment during the fourth quarter of fiscal 1996 of the remaining balance of the $24.0 million aggregate principal amount of 11.375% Notes due January 31, 2000 that the Company had issued in 1992 and the receipt of approximately $15.0 million from the sale of 995,000 shares of common stock in May 1997.
The provision for income taxes, based on statutory rates, was $1.7 million for the first half of fiscal 1997 as compared to $137,000 for the first half of fiscal 1996, an increase of $1.6 million, as a result of the increase in income before income taxes. The Company's effective tax rate of 40.5% in the first half of fiscal 1997 is slightly higher than the 40.4% in the first half of fiscal 1996. Due to the utilization of tax loss carryforwards the Company benefited by a reduction of income taxes payable (reflected as a credit to additional paid-in capital) of $1.4 million.
As a result of the above factors, the Company's net income increased to $2.5 million for the first half of fiscal 1997 from $202,000 for the first half of fiscal 1996, an increase of $2.3 million.
Seasonality
The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.
Liquidity and Capital Resources
The Company's primary sources of working capital consist of internally generated cash and its $30 million secured, revolving credit facility. While this credit facility is principally intended for letters of credit for import merchandise, the Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 1999. The annual interest rate on borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25%. In addition, letters of credit carry an initial issuance fee plus a fee of 0.25% of the face amount of such letters of credit. The credit facility also contains certain financial covenants which set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At August 3, 1997, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $10.1 million. On the same date, there were no outstanding direct borrowings under the credit facility.
In May 1997 the Company received approximately $15.0 million, net of expenses, as the proceeds of an underwritten public offering of its common stock. The net proceeds have been added to the Company's working capital and are available for general corporate purposes.
The Company made capital expenditures of approximately $6.2 million in the first half of fiscal 1997, primarily for the Company's new point of sale system (approximately $3.1 million), for remodeling existing stores (approximately $1.7 million) and for opening new stores (approximately $1.3 million). The Company anticipates opening up to 52 net new stores and remodeling 35 to 40 stores during fiscal 1997.
Net cash flow from operating activities was $1.0 million in the first half of fiscal 1997. Net cash flow from financing activities aggregated $15.1 million in the first half of fiscal 1997, including the proceeds from the sale of new common stock and the exercise of common stock options.
Cash and cash equivalents increased to $25.9 million at the end of the first half of fiscal 1997 from $16.0 million at the beginning of the fiscal 1997, an increase of $9.9 million or 61.7%.
Management believes that cash on hand and cash generated from operations together with borrowings available under the Company's credit facility are sufficient to meet the Company's working capital expenditure needs for the foreseeable future.
                                       13

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 1997, the Company held its annual meeting of shareholders.

The shareholders elected the following directors by the vote indicated, to serve until the annual meeting of shareholders as indicated:
                                                              TERM
      Name of Nominee          FOR          WITHHELD         EXPIRES
      ----------------------   ----------   --------         -------
   John Rau                   5,934,247      284,231          1998
   Richard A. Feinberg, Ph.D. 5,934,385      290,898          1999
   Charlotte G. Fischer       5,927,718      284,287          2000
   James T. Morris            5,934,329      284,369          2000
   Sally M. Tassani           5,934,435      284,181          2000

      There were 0 broker non-votes.

      In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:
                                              Term
            Name                             Expires
            -------------------              -------
            Robert I. Logan                   1998
            Gerald Paul                       1999
            Rudy Greer                        1999


The Company's 1996 Stock Option and Incentive Plan was approved by the following vote:

   2,634,231  For      2,401,519  Against      16,910  Abstentions
1,165,956  Broker Non-votes

The Company's Outside Directors Stock Option Plan was approved by the following vote:

   4,422,269  For        805,991  Against      18,430  Abstentions
971,926  Broker Non-votes

Price Waterhouse L.L.P. was approved as auditors for the Company for the fiscal year 1997 by the following vote:

   6,206,995  For           2,469  Against        9,152  Abstentions
0 Broker Non-votes

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


                             Paul Harris Stores, Inc.
                             ------------------------
                                  (Registrant)


Date:  September 15, 1997    /s/ John H. Boyers
                             ------------------
                             John H. Boyers
                             Senior Vice President - Finance and Treasurer
                             Signing on behalf of the registrant and as
                              principal financial officer.
                                      15