Form 10-Q
period 1997-11-01
HARRIS PAUL STORES INC
filed 1997-12-16
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of 1934 for the quarterly period ended November 1, 1997 or
                                                         ----------------
     Transition report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of 1934 for the transition period from          to
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
                                                       Yes    X       No
                                                          --------     --------
As of December 1, 1997, 1997, 11,248,964 common shares were outstanding.

                                        INDEX

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheets - November 2, 1996,
      February 1, 1997 and November 1, 1997                              3

      Consolidated Statements of Income - For the thirteen
      weeks ended November 2, 1996 and November 1, 1997                  4

      Consolidated Statements of Income - For the thirty-nine
      weeks ended November 2, 1996 and November 1, 1997                  5

      Consolidated Statements of Cash Flows - For the
      thirty-nine weeks ended November 2, 1996 and November 1, 1997      6

      Consolidated Statements of Shareholders' Equity - For the thirty-nine
      weeks ended November 2, 1996 and November 1, 1997                  7

      Notes to Consolidated Financial Statements                         8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        9

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 14
                                       2

                             PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              UNAUDITED
                                            (in thousands)

                                                   November 2,     February 1,     November 1,
                                                      1996            1997            1997
                                                   -----------     -----------     -----------
ASSETS
  Current assets
   Cash and cash equivalents                       $    11,825     $    16,001     $    16,049
   Merchandise inventories                              31,318          19,759          41,741
   Other receivables                                       457             861           1,552
   Prepaid expenses                                      1,142             836             985
   Deferred income taxes                                     0               0             183
                                                   -----------     -----------     -----------
      Total current assets                              44,742          37,457          60,510
                                                   -----------     -----------     -----------

  Property, fixtures and equipment
   Land, building and improvements                       5,784           5,787           5,850
   Store fixtures and equipment                         12,907          14,067          21,955
   Leasehold improvements and other                     12,313          12,567          18,192
                                                   -----------     -----------     -----------
                                                        31,004          32,421          45,997
   Less accumulated depreciation and amortization      (12,821)        (13,315)        (15,313)
                                                   -----------     -----------     -----------
      Property, fixtures and equipment, net             18,183          19,106          30,684

  Deferred income taxes                                      0               0           2,147
  Other assets                                             819             756             789
                                                   -----------     -----------     -----------
                                                   $    63,744     $    57,319     $    94,130
                                                   ===========     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                                $    10,903     $     8,515     $    19,417
   Compensation and related taxes                        2,742           3,774           2,149
   Income taxes payable                                    186              37              53
   Other accrued expenses                                4,546           3,554           5,412
   Current maturities of long-term debt                  4,320             120             120
                                                   -----------     -----------     -----------
      Total current liabilities                         22,697          16,000          27,151
                                                   -----------     -----------     -----------
  Long-term debt                                        12,450           1,930           1,840
  Other non-current liabilities                          2,447           2,478           2,981

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued and outstanding
     10,067, 10,115 and 11,248 respectively              1,804           1,930          17,310
   Additional paid-in capital                            6,124           9,963          13,873
   Retained earnings                                    18,222          25,018          30,975
                                                   -----------     -----------     -----------
      Total shareholders' equity                        26,150          36,911          62,158
                                                   -----------     -----------     -----------
                                                   $    63,744     $    57,319     $    94,130
                                                   ===========     ===========     ===========

                        See accompanying "Notes To Consolidated Financial Statements".

                           PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                           UNAUDITED
                             (in thousands, except per share data)




                                                        For the                For the
                                                        thirteen               thirteen
                                                      weeks ended            weeks ended
                                                      November 2,            November 1,
                                                          1996                   1997
                                                    --------------         --------------
Net sales                                           $       45,413         $       51,057

Cost of sales, including occupancy expenses
  exclusive of depreciation                                 27,339                 30,667
                                                    --------------         --------------
   Gross income                                             18,074                 20,390

Selling, general and administrative expenses                13,852                 14,749
Depreciation and amortization                                  795                  1,220
                                                    --------------         --------------
   Operating income                                          3,427                  4,421

Interest expense (income), net                                 369                   (189)
                                                    --------------         --------------
   Income before income taxes                                3,058                  4,610

Provision for income taxes                                   1,237                  1,142
                                                    --------------         --------------

   Net income                                       $        1,821         $        3,468
                                                    ==============         ==============

   Net income per common share                      $         0.17         $         0.29
                                                    ==============         ==============
   Weighted average number of shares and
   share equivalents outstanding                            10,704                 11,918
                                                    ==============         ==============












                    See accompanying "Notes To Consolidated Financial Statements".

                        PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                       UNAUDITED
                           (in thousands, except per share data)




                                                     For the                For the
                                                   thirty-nine            thirty-nine
                                                   weeks ended            weeks ended
                                                   November 2,            November 1,
                                                       1996                   1997
                                                 --------------         --------------
Net sales                                        $      121,773         $      135,814

Cost of sales, including occupancy expenses
  exclusive of depreciation                              78,312                 84,178
                                                 --------------         --------------
   Gross income                                          43,461                 51,636

Selling, general and administrative expenses             36,668                 40,407
Depreciation and amortization                             2,351                  3,180
                                                 --------------         --------------
   Operating income                                       4,442                  8,049

Interest expense (income), net                            1,045                   (743)
                                                 --------------         --------------
   Income before income taxes                             3,397                  8,792

Provision for income taxes                                1,374                  2,834
                                                 --------------         --------------
   Net income                                    $        2,023         $        5,958
                                                 ==============         ==============

   Net income per common share                   $         0.19         $         0.52
                                                 ==============         ==============
   Weighted average number of shares and
   share equivalents outstanding                         10,515                 11,465
                                                 ==============         ==============














                 See accompanying "Notes To Consolidated Financial Statements".

                         PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        UNAUDITED
                                     (in thousands)
                                                           For the                For the
                                                         thirty-nine            thirty-nine
                                                         weeks ended            weeks ended
                                                         November 2,            November 1,
                                                             1996                   1997
                                                       --------------         --------------
Cash flow from operating activities:
Net income                                             $        2,023         $        5,958

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                                2,351                  3,180
   Net disposal of assets                                         349                    118
   Deferred income taxes                                            0                   (695)
   Utilization of net operating loss carryforward               1,135                  1,399
   (Increase) decrease in current assets:
      Merchandise inventories                                 (13,673)               (21,982)
      Other receivables                                            82                   (691)
      Prepaid expenses                                           (129)                  (149)
   Increase (decrease) in current liabilities:
      Accounts payable                                          4,891                 10,902
      Compensation and related taxes                            1,964                 (1,625)
      Income taxes payable                                        141                    892
      Other accrued expenses                                    1,099                  1,858
   Other                                                           13                    581
                                                       --------------         --------------
 Net cash flow from operating activities                          246                   (254)
                                                       --------------         --------------
 Net cash flow from investing activities:
   Additions to fixed assets                                   (3,205)               (14,988)
                                                       --------------         --------------
 Cash flow from financing activities:
   Repayment of long-term debt                                 (5,190)                   (90)
   Sale of common stock                                            88                 15,380
                                                        --------------         --------------
 Net cash flow from financing activities                       (5,102)                15,290
                                                       --------------         --------------
                                                       $       (8,061)        $           48
                                                       ==============         ==============
Cash and cash equivalents
   At beginning of period                              $       19,886         $       16,001
   At end of period                                            11,825                 16,049
                                                       --------------         --------------
                                                       $       (8,061)        $           48
                                                       ==============         ==============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest            $        1,335         $          259
                                                       ==============         ==============
   Cash paid during the period for income taxes        $           98         $        1,492
                                                       ==============         ==============





                   See accompanying "Notes To Consolidated Financial Statements".

                         PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         UNAUDITED
                                       (in thousands)



                                                   For the thirty-nine         For the thirty-nine
                                                        weeks ended                 weeks ended
                                                      November 2, 1996           November 1, 1997
                                                   ----------------------    ----------------------
                                                     SHARES      AMOUNT        SHARES      AMOUNT
                                                   ---------   ----------    ---------   ----------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
   Beginning balance                                  10,019   $    1,716       10,115   $    1,930
   Stock offering                                          0            0          995       14,959
   Exercise of stock options                              48           88          138          421
                                                    --------   ----------      -------   ----------
                   Ending balance                     10,067   $    1,804       11,248   $   17,310
                                                    ========   ==========      =======   ==========

ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                           $    4,989                $    9,963
   Tax benefit on exercise of stock options                             0                     1,075
   Benefit of net operating loss carryforward                       1,135                     2,835
                                                               ----------                ----------
                   Ending balance                              $    6,124                $   13,873
                                                               ==========                ==========

RETAINED EARNINGS:
   Beginning balance                                           $   16,199                $   25,017
   Net income                                                       2,023                     5,958
                                                               ----------                ----------
                   Ending balance                              $   18,222                $   30,975
                                                               ==========                ==========


















                     See accompanying "Notes To Consolidated Financial Statements".

                        PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and subsidiaries (the "Company"). The Company is a specialty retailer of moderately-priced private-label sportswear and accessories for women.
The unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 Annual Report on Form 10-K.
In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 1, 1997 and for all other periods presented, have been made.
The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 1997 refers to the fiscal year that began on February 2, 1997 and will end on January 31, 1998.
The results of operations for the first three quarters of fiscal 1997 are not necessarily indicative of the results to be expected for all of fiscal 1997. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.
2. Earnings Per Share
The Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", for fiscal 1997 year-end reporting and restate its reporting for all prior periods reported as required. The adoption of SFAS 128 will not have a material impact on earnings per share amounts for the first three quarters of fiscal 1997.
3. Bank Revolving Credit Facility
On April 9, 1997, the Company and its lender agreed to modify the secured revolving credit facility. The revised agreement increased the credit facility from $20 million to $30 million. The Company may use the entire amount of the credit facility for letters of credit or direct borrowings.
The term of the credit facility was extended to June 30, 1999. The annual interest rate on the direct borrowings was decreased from a variable rate equal to the prime rate of the lender plus one percent to the prime rate plus one quarter of one percent (.250%). Issuance fees for letters of credit were reduced to one quarter of one percent (.250%) from three eighths of one percent (0.375%) of the face amount of each letter of credit. The advance rate on inventory for the period of August 1 to November 30 was increased from 60% to 70%. The previous agreement contained several covenants relating to indebtedness, capital expenditures, dividends and cash balances. The new agreement eliminated many of these covenants for the credit facility and term loan (mortgage) and modified the remaining covenants related to tangible net worth and operating cash flow requirements.
4. Shareholder Rights Plan
On April 10, 1997 the Company adopted a shareholder rights plan. The plan is designed to ensure that the Company's shareholders receive fair treatment in the event of an unsolicited attempt to acquire control of the Company. Under the plan, holders of the Company's outstanding common stock on April 25, 1997 received one Right for each share of common stock. Initially each Right represents the right to purchase one one-hundredth (1/100th) of a share of the Company's Series A Participating Cumulative Preferred Stock at an exercise price of $90. The Company may redeem the Rights for $.01 in cash or securities at any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock or the expiration of the Rights on April 10, 2007. The Rights are not exercisable or transferable apart from the Company's common stock unless a person or group discloses an intent or becomes a beneficial owner of 15% or more of the Company's outstanding common stock. When the Rights become exercisable and transferable, each holder of a Right (other than the person or group acquiring or attempting to acquire 15% or more of the Company's common stock) will be entitled to purchase at the Right's then-current exercise price, shares of the Preferred Stock having a value of twice the Rights exercise price.
5. Sale of Common Stock
During May 1997 the Company sold a total of 995,000 newly issued shares of common stock in an underwritten public offering. The Company received approximately $15.0 million, net of expenses, from the offering. In addition, a selling shareholder sold 2.8 million shares in the offering.
6. Income Tax Adjustment
In the third quarter of fiscal 1997, the Company fully utilized its remaining income tax net operating loss carryforwards generated during the pre-Chapter 11 period. In accordance with AICPA SOP 90-7 the utilization of these net operating loss carryforwards resulted in an increase in additional paid-in capital of $2.8 million for the thirty-nine weeks ended November 1, 1997. As a result of this utilization, and management's belief that the realization of the benefit of the Company's net deferred tax assets is reasonably assured, the Company reduced the valuation allowance against its remaining net deferred tax assets, resulting in a reduction of income tax expense of $695,000, or $0.06 per share. The reduction of the valuation allowance on the Company's deferred tax asset related to minimum tax credit carryforwards resulted in an increase in additional paid-in capital in accordance with the provisions of SOP 90-7. These adjustments had no impact on cash flows from operations. At November 1, 1997 no valuation allowance against net deferred tax assets remained.
Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations
Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performances or achievements of the Company or the retailing industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, local, regional and national economic conditions; extreme or unseasonable weather conditions; legislation and regulatory matters affecting payroll costs or other aspects of retailing; the ability to identify and respond to emerging fashion trends; and governmental actions such as import or trade restrictions.
Overview
The Company is a specialty retailer of moderately-priced sportswear and accessories for women sold under the Paul Harris Design, Paul Harris Denim and PHD brand names. The Company currently operates 276 stores in 28 states and the District of Columbia with the greatest concentration of stores in the Midwest.
The Company is expanding and remodeling its store base. The Company's stores average 4,300 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first three quarters of fiscal 1997, the Company opened 43 stores, closed 8 stores and remodeled 34 stores. The Company plans to open up to 52 net new stores in fiscal 1997 and 70 to 80 net new stores in fiscal 1998. In addition, the Company plans to remodel 35 to 40 stores in fiscal 1997 and intends to remodel 80 to 100 stores in the three fiscal years thereafter. Management expects new stores will be located primarily in the Company's existing markets in order to enhance recognition of the Paul Harris name, leverage field management, facilitate targeted marketing efforts and utilize the Company's sales team at its greatest operational efficiency. However, management will evaluate expansion opportunities in other markets as they arise.
Results of Operations
The following discussion is based upon the unaudited financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.


                                PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                        RESULTS OF OPERATIONS AS A
                                         PERCENTAGE OF NET SALES


                                                 Thirteen weeks ended        Thirty-nine weeks ended
                                               -------------------------    -------------------------
                                               November 2,   November 1,    November 2,   November 1,
                                                  1996          1997           1996          1997
                                              ------------   -----------    ----------    ----------
Net sales                                        100.0%        100.0%         100.0%        100.0%

Cost of sales, including occupancy
  expenses exclusive of depreciation (1)          60.2%         60.1%          64.3%         62.0%
                                               ---------     --------       ---------     ---------

   Gross income                                   39.8%         39.9%          35.7%         38.8%

Selling, general and administrative expenses (2)  30.5%         28.9%          30.1%         29.8%
Depreciation and amortization                      1.8%          2.4%           1.9%          2.3%
                                               ---------     --------       ---------     ---------
   Operating income                                7.5%          8.6%           3.7%          5.9%

Interest expense (income), net                     0.8%         (0.4%)          0.9%         (0.5%)
                                               ---------     --------       ---------     ---------
   Income before income taxes                      6.7%          9.0%           2.8%          6.4%

Provision for income taxes                         2.7%          2.2%           1.1%          2.1%
                                               ---------     --------       ---------     ---------
   Net income                                      4.0%          6.8%           1.7%          4.3%
                                               =========     ========       =========     =========

----------------------------------
(1)  Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2)  Includes all store level occupancy expenses not included in cost of sales.

                                       10

Third quarter of fiscal 1997
The Company's net sales increased to $51.1 million in the third quarter of fiscal 1997 from $45.4 million in the third quarter of fiscal 1996, an increase of $5.7 million or 12.4%. The increase in net sales was primarily attributable to a 6% increase in comparable store sales (stores open at least twelve months) and an increase of 32 stores open during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The 6% comparable store sales increase was due to a positive response by customers to the Company's overall merchandise selection as reflected by a 13.6% increase in the average customer transactions per store. This was the eighth consecutive quarterly improvement in sales and the seventh consecutive quarter comparable store sales increases. The Company operated 258 stores as of November 1, 1997 as compared to 226 stores on November 2, 1996.
Gross income increased to $20.4 million in the third quarter of fiscal 1997 from $18.1 million in the prior year, an increase of $2.3 million or 12.8%. Gross income, as a percentage of net sales, increased to 39.9% in the third quarter of fiscal 1997 from 39.8% of net sales in the third quarter of fiscal 1996. Gross income increased primarily due to the increase in net sales. Gross income, as a percentage of net sales, increased slightly as a result of selling a higher proportion of lower cost merchandise from overseas sources and continuing growth in net sales of accessories, which generally have higher gross margins than apparel. This was the ninth consecutive quarterly improvement in gross income.
Selling, general and administrative expenses increased to $14.7 million, or 28.9% of net sales, for the third quarter of fiscal 1997 from $13.9 million, or 30.5% of net sales, for the third quarter of fiscal 1996. The increase of $800,000 was primarily the result of increased payroll costs for stores and increased overhead needed to support the increase in sales and store growth. Depreciation and amortization increased to $1.2 million for the third quarter of fiscal 1997 from $795,000 for the third quarter of fiscal 1996, an increase of $425,000 or 53.4%. The increase is a result of an approximately $15.0 million net increase in fixed assets consisting primarily of leasehold improvements, store fixtures and point of sale equipment at the end of the third quarter of fiscal 1997 compared to the end of the third quarter of fiscal 1996. Approximately, $4.7 million of this amount represents the new point of sale equipment purchased during fiscal 1997 that has a shorter depreciable life than most other depreciable assets of the Company. As a percentage of net sales, depreciation and amortization increased to 2.4% in the third quarter of fiscal 1997 from 1.8% in the third quarter of fiscal 1996.
Operating income increased to $4.4 million in the third quarter of fiscal 1997 from $3.4 million for the third quarter of fiscal 1996, an increase of $1.0 million or 29.0%. As a percentage of net sales, operating income increased to 8.6% in the third quarter of fiscal 1997 from 7.5% in the third quarter of fiscal 1996.
Interest income, net, of $189,000 for the third quarter of fiscal 1997 improved by $558,000 from an interest expense, net, of $369,000 for the third quarter of fiscal 1996. This improvement was primarily the result of the repayment during the fourth quarter of fiscal 1996 of the remaining balance of the $24.0 million aggregate principal amount of 11.375% Notes due January 31, 2000 that the Company had issued in 1992, and the receipt of approximately $15.0 million from the sale of 995,000 shares of common stock in May 1997.
The provision for income taxes, based on statutory rates, was $1,837,000 for the third quarter of fiscal 1997 as compared to $1,237,000 for the third quarter of fiscal 1996, an increase of $600,000, as a result of the increase in income before income taxes. The Company's effective tax rate of 24.8% in the third quarter of fiscal 1997 was lower than the 40.4% in the third quarter of fiscal 1996. In the third quarter of 1997, the Company fully utilized its remaining income tax net operating loss carryforwards. As a result of this utilization, and management's belief that the realization of the benefit of the Company's net deferred tax assets is reasonably assured, in the third quarter the Company reduced the valuation allowance against its remaining net deferred tax assets, resulting in a reduction of income tax expense of $695,000, or $0.06 per share.
As a result of the above factors, the Company's net income increased to $3.5 million for the third quarter of fiscal 1997 from $1.8 million for the third quarter of fiscal 1996, an increase of $1.7 million or 94.4%.
First three quarters of fiscal 1997
The Company's net sales increased to $135.8 million in the first three quarters of fiscal 1997 from $121.8 million in the first three quarters of fiscal 1996 an increase of $14.0 million or 11.5%. The increase in net sales was primarily attributable to a 8% increase in comparable store sales (stores open at least twelve months) and an increase of 32 stores open during the first three quarters of fiscal 1997 as compared to the first three quarters of fiscal 1996. The 8% comparable store sales increase was due to a positive response by customers to the Company's overall merchandise selection reflected by a 25.5% increase in customer transactions per store. The Company operated 258 stores as of November 1, 1997 as compared to 226 stores on November 2, 1996.
Gross income increased to $51.6 million in the first three quarters of fiscal 1997 from $43.5 million in the prior year, an increase of $8.1 million or 18.8%. Gross income, as a percentage of net sales, increased to 38.0% in the first three quarters of fiscal 1997 from 35.7% of net sales in the first three quarters of fiscal 1996. Gross income increased primarily due to the increase in net sales. Gross income, as a percentage of net sales, increased as a result of selling a higher proportion of lower cost merchandise from overseas sources and growth in net sales of accessories, which generally have higher gross margins than apparel.
Selling, general and administrative expenses increased to $40.4 million, or 29.8% of net sales, for the first three quarters of fiscal 1997 from $36.7 million, or 30.1% of net sales, for the first three quarters of fiscal 1996. The increase of $3.7 million was primarily the result of increased payroll costs for stores and increased overhead needed to support the increase in sales and planned store growth.
Depreciation and amortization increased to $3.2 million for the first three quarters of fiscal 1997 from $2.4 million for the first three quarters of fiscal 1996, an increase of $800,000 or 35.3%. The increase is a result of an approximately $15 million increase in fixed assets consisting primarily of leasehold improvements, store fixtures and point of sale equipment at the end of the third quarter of fiscal 1997 compared to the end of the third quarter of fiscal 1996. In addition, the new point of sale equipment purchased in the first three quarters of fiscal 1997 has a shorter depreciable life than most other depreciable assets of the Company. As a percentage of net sales, depreciation and amortization increased to 2.3% in the first three quarters of fiscal 1997 from 1.9% in the first three quarters of fiscal 1996.
Operating income increased to $8.0 million in the first three quarters of fiscal 1997 from $4.4 million for the first three quarters of fiscal 1996, an increase of 81.2%. As a percentage of net sales, operating income increased to 5.9% in the first three quarters of fiscal 1997 from 3.7% in the first three quarters of fiscal 1996.
Interest income, net, of $743,000 for the first three quarters of fiscal 1997 improved by $1.8 million from an interest expense, net, of $1.0 million for the first three quarters of fiscal 1996. This improvement was primarily the result of the repayment during the fourth quarter of fiscal 1996 of the remaining balance of the $24.0 million aggregate principal amount of 11.375% Notes due January 31, 2000 that the Company had issued in 1992, and the receipt of approximately $15.0 million from the sale of 995,000 shares of common stock in May 1997.
The provision for income taxes, based on statutory rates, was $3.5 million for the first three quarters of fiscal 1997 as compared to $1.4 million for the first three quarters of fiscal 1996, an increase of $2.1 million, as a result of the increase in income before income taxes. The
Company's effective tax rate of 32.2% in the first three quarters of fiscal 1997 is slightly lower than the 40.4% in the first three quarters of fiscal 1996. In the third quarter of 1997, the Company fully utilized its remaining income tax net operating loss carryforwards. As a result of this utilization, and management's belief that the realization of the benefit of the Company's net deferred tax assets is reasonably assured, in the third quarter the Company reduced the valuation allowance against its remaining net deferred tax assets, resulting in a reduction of income tax expense of $695,000, or $0.06 per share. As a result of the above factors, the Company's net income increased to $6.0 million for the first three quarters of fiscal 1997 from $2.0 million for the first three quarters of fiscal 1996, an increase of $4.0 million or 200.0%. Seasonality
The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.
Liquidity and Capital Resources
The Company's primary sources of working capital consist of internally generated cash and its $30 million secured, revolving credit facility. While this credit facility is principally intended for letters of credit for import merchandise, the Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 1999. The annual interest rate on borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25%. In addition, letters of credit carry an initial issuance fee plus a fee of 0.25% of the face amount of such letters of credit. The credit facility also contains certain financial covenants which set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At November 1, 1997, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $9.1 million. On the same date, there were no outstanding direct borrowings under the credit facility.
In May 1997 the Company received approximately $15.0 million, net of expenses, as the proceeds of an underwritten public offering of its common stock. The net proceeds have been added to the Company's working capital and are available for general corporate purposes.
The Company made capital expenditures of approximately $15.0 million in the first three quarters of fiscal 1997, primarily for remodeling existing stores (approximately $5.3 million), for opening new stores (approximately $4.8 million), for the Company's new point of sale system (approximately $4.7 million) and $200,000 for other items. The Company anticipates opening up to 52 net new stores and remodeling 35 to 40 stores during fiscal 1997.
Net cash flow from operating activities was a negative $254,000 in the first three quarters of fiscal 1997. Net cash flow from financing activities aggregated $15.3 million in the first three quarters of fiscal 1997, including the proceeds from the sale of new common stock and the exercise of common stock options.
Cash and cash equivalents was unchanged at $16.0 million at the end of the first three quarters of fiscal 1997 compared to $16.0 million at the beginning of the fiscal 1997.

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


                             Paul Harris Stores, Inc.
                             ------------------------
                                  (Registrant)


Date:  December 15, 1997    /s/ John H. Boyers
                             ------------------
                             John H. Boyers
                             Senior Vice President - Finance and Treasurer Signing on behalf of the registrant and as principal financial officer.
                                      14