Form 10-K
period 1998-01-31
HARRIS PAUL STORES INC
filed 1998-04-20
CIK 45791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - K

  X  Annual report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of  1934. For the fiscal year ended January 31, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
-----
     Exchange Act of  1934. For the transition period from      to
                                                          -------  ------
                          Commission File Number 0-7264
                              PAUL HARRIS STORES, INC.
               (Exact name of registrant as specified in its charter)

               INDIANA                                        35-0907402
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   6003 GUION RD., INDIANAPOLIS, IN                             46254
(Address of principal executive offices)                      (Zip Code)
                                          (317) 293-3900
                  (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes    X      No
                                                          -------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes    X       No
                                                          ------       ------
As of April 8, 1998, 11,262,161 common shares were outstanding. The aggregate market value of the common shares held by non-affiliates (based upon the closing price on April 8, 1998 on The Nasdaq Stock Market of $10.44 per share) was approximately $116,430,000. For the purposes of such calculation, all outstanding shares of common stock have been considered held by non-affiliates, other than the 109,800 shares owned by directors and executive officers of the registrant. In making such calculation the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

The information required by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART I
ITEM 1.  BUSINESS
   The Company is a specialty retailer which offers moderately-priced casual attire for fashion-conscious women. As of January 31, 1998, the Company operated 275 stores in 28 states of which 229 are located in regional enclosed shopping malls. Paul Harris Stores, Inc. is an Indiana corporation that was incorporated in 1952. Except as otherwise indicated by the context, the term "the Company" means Paul Harris Stores, Inc. and its consolidated subsidiaries.

   The Company's fiscal year ends on the Saturday closest to January 31. References in this report to a fiscal year refer to the calendar year in which the fiscal year began. For example, fiscal 1997 refers to the fiscal year which began on February 2, 1997 and ended on January 31, 1998.

   The Company operated retail stores in the following states on the dates indicated:


                       Number of Stores as of                            Number of Stores as of
                     February 1,     January 31,                       February 1,     January 31,
                        1997            1998                               1997           1998
                     -----------    -----------                        -----------     -----------
Arkansas                  2               2       Missouri                  10             10
Connecticut               0               3       Nebraska                   1              2
Delaware                  1               1       New Jersey                 5              5
District of Columbia      1               0       New York                   2              3
Florida                   6              10       North Carolina            12             14
Georgia                   7              12       Ohio                      26             29
Illinois                 29              33       Pennsylvania              23             24
Indiana                  35              34       South Carolina             5              6
Iowa                      7               7       South Dakota               1              1
Kentucky                  6               5       Tennessee                 11             10
Louisiana                 2               6       Texas                      6              6
Maryland                  8              15       Vermont                    0              1
Massachusetts             1               5       Virginia                   7             12
Michigan                  2              12       Wisconsin                  5              5
Mississippi               2               2                               ------          ----
                                                     Total Stores          223            275
                                                                          ======          ====
</Table

   The Company sells quality merchandise and emphasizes casual clothing coordinated by color, style and fabric. Approximately 87% of all products sold by Paul Harris Stores consists of apparel with the balance being accessories.

   Merchandise is available from a large number of domestic and foreign suppliers under a variety of trade terms and conditions. During fiscal 1997, no supplier provided more than 5% of the Company's merchandise. A majority of the Company's domestic merchandise is purchased in the New York and Los
Angeles areas. Approximately 62% of all merchandise was purchased from foreign suppliers in fiscal 1997. Virtually all merchandise purchased directly for the stores is private brand merchandise which is manufactured specifically for the Company. Importing operations are subject to normal merchandise quota restrictions imposed by the country of origin, but the Company anticipates no events which would significantly limit its supply of imported merchandise in the near future. All merchandise is distributed to the Company's retail stores from its distribution center in Indianapolis.

   The Company stresses testing of styles, colors and pricing to better identify consumer demand and typically contracts for manufacture of products to respond to such consumer demand.

   The Company uses various trademarks such as "Paul Harris", "Pasta" (a trademark used on 2 stores and a line of sportswear) and other trademarks of lesser importance. The Company has no patents, licenses, franchises or other concessions which are considered important to its operations.

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

   The Company accepts major national credit cards as an incentive to increase sales. Credit card sales are converted to cash on a daily basis. The Paul
Harris Fashion Card ("PHFC"), a private label credit card, was introduced in all Paul Harris Stores effective August 1994 and accounted for approximately
9.9% of the total Company sales during fiscal 1997.

   During fiscal 1997, the average sale per PHFC transaction was $56, which compares to an average sale per transaction of $26 from all other forms of payment. The Company assumes no credit risk for the PHFC, but pays a percentage of sales as a service fee to an unaffiliated third party. In fiscal 1997 approximately 48.2% of the Company's sales were for cash
(including checks). Approximately 41.9% of the Company's sales were from major national credit cards in fiscal 1997.

   The retail sale of women's apparel is a highly competitive business.  The
Company competes with other women's fashion apparel chain stores, department stores, individual stores and discount stores. The manner of competition relates to style, selection, quality, display and price of merchandise, as well as customer service, store design and location. Many of the Company's competitors have greater financial resources and sales than the Company. The
Company is unable to rank itself with regards to number of stores and gross sales, but believes it is one of many similar moderately-sized competitors in an industry which includes a small number of better-known, larger, competitors.

   The Company had approximately 3,100 permanent employees (full and part-time) as of January 31, 1998. During the 1997 holiday peak shopping season, the Company hired approximately 1,300 additional temporary employees.

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

ITEM 2.  PROPERTIES
   The Company owns its headquarters and distribution center in Indianapolis, Indiana. Situated on 19.5 acres of land, the headquarters and distribution center have a total area of 435,000 square feet of space. The Company utilizes approximately 85% of this facility and leases the remaining space to an unaffiliated party for a term expiring in 2001. Either party may terminate the lease on six months' prior notice. The Company believes that the facility is sufficient to accommodate planned future business volume. The property is subject to a term loan (mortgage) described in "Note 2. Long-Term Debt and Credit Arrangements" of the "Notes To Consolidated Financial Statements".

   The Company leases all of its stores. In general, the store leases have an initial term of 3 to 12 years, with some having one or more 5-year options to extend. Some leases have a "kick-out" clause if sales have not reached a specified level after a certain number years of operation, which normally permits either party to terminate the lease if the specified sales levels are not achieved.

ITEM 3.  LEGAL PROCEEDINGS
   The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, no pending proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
   Officers are elected by the Board of Directors and serve at the discretion of the Board. The following sets forth the name, age, position(s) and business experience of the executive officers of the Company.

           Name            Age                 Title
           ----            ---                 -----
   Charlotte G. Fischer     48       Chairman of the Board, President and
                                     Chief Executive Officer
   John H. Boyers           53       Senior Vice President -  Finance and
                                     Treasurer

   Ms. Fischer became Chairman of the Board, President and Chief Executive
Officer of the Company in January 1995.  From April 1994 until January 1995,
Ms. Fischer was Vice Chairman of the Board and Chief Executive Officer
Designate. She was a consultant to the Company from September 1993, when she first joined the Board, until April 1994. From October 1991 to March 1994,
Ms. Fischer was an independent retail consultant. In addition, she was the President of C.G.F., Inc., Ms. Fischer is a director of Trans World
Entertainment Corp., Inc. and NatCity National Bank of Indiana.

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

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
   The Company's common stock is traded on The Nasdaq Stock Market under the symbol PAUH. The following table sets forth, for the past eight fiscal quarters, the range of high and low sales prices for the Company's common stock as reported by The Nasdaq Stock Market.

                             Market Price of Common Stock
                             ----------------------------
                Fiscal 1996 Quarters               Fiscal 1997 Quarters
                --------------------               --------------------
              1st     2nd     3rd     4th        1st     2nd     3rd     4th
             -----   -----  ------  ------     ------  ------  ------  ------
   High      $5.13   $8.50  $13.25  $22.50     $23.13  $19.38  $30.63  $23.25
   Low       $1.75   $4.00  $ 6.25  $11.25     $12.50  $13.00  $15.00  $ 8.25

   There were approximately 1,500 registered holders of record of common stock on April 8, 1998. The Company has not declared or paid any cash dividends on its common stock since fiscal 1978. The Company's Board of Directors presently intends to continue a policy of retaining earnings to finance the development and expansion of the Company's business. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition, contractual restrictions, if any, and other factors considered relevant by the Company's Board of Directors.

   During the period covered by this report, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
   The selected consolidated financial data set forth below should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the Consolidated Financial Statements and Notes thereto included in this report.


                                                                             FISCAL YEAR
                                                 ------------------------------------------------------------
                                                   1993         1994         1995         1996         1997
                                                 ------------------------------------------------------------
                                                         (Dollars in thousands, except per share data)
Income Statement Data:
Net sales                                        $154,309     $167,778     $167,523     $190,288     $209,236
Cost of sales, including occupancy expenses
   exclusive of depreciation (1)                   99,556      111,397      112,297      118,066      130,589
                                                 --------     --------     --------     --------     --------
Gross income                                       54,753       56,381       55,226       72,222       78,647
Selling, general and administrative
   expenses (2)                                    38,905       45,539       47,081       53,300       59,733
Depreciation and amortization                       3,496        3,330        3,472        3,270        4,148
                                                 --------     --------     --------     --------     --------
Operating income                                   12,352        7,512        4,673       15,652       14,766
Interest expense (income), net                      3,051        2,539        2,034        1,235         (941)
                                                 --------     --------     --------     --------     --------
Income before income taxes                          9,301        4,973        2,639       14,417       15,707
Provision for income taxes                          3,530        1,895        1,010        5,598        5,979
                                                 --------     --------     --------     --------     --------
Net income                                       $  5,771     $  3,078     $  1,629     $  8,819     $  9,728
                                                 ========     ========     ========     ========     ========
Basic earnings per share                         $   0.60     $   0.31     $   0.16     $   0.88     $   0.89
                                                 ========     ========     ========     ========     ========
Weighted average number of shares outstanding       9,653        9,981       10,006       10,052       10,880
                                                 ========     ========     ========     ========     ========
Diluted earnings per share                       $   0.59     $   0.31     $   0.16     $   0.85     $   0.86
                                                 ========     ========     ========     ========     ========
Weighted average number of shares and
  share equivalents outstanding                     9,752       10,065       10,029       10,368       11,292
                                                 ========     ========     ========     ========     ========

Operating and Store Data:
Gross income %                                       35.5%        33.6%        33.0%        38.0%        37.6%
Operating income %                                    8.0%         4.5%         2.8%         8.2%         7.1%
Weighted average sales per store                 $    748     $    740      $   683      $   845      $   875
Comparable store sales increase (decrease) (3)          3%           0%          (7%)         20%           2%
Inventory turnover                                    4.9x         4.6x         4.7x         5.1x         4.7x

Stores open at beginning of period                    201          211          239          235          223
Stores opened during period                            22           40           19           19           65
Stores closed during period                           (12)         (12)         (23)         (31)         (13)
                                                 ========     ========     ========     ========     ========
Stores open at end of period                          211          239          235          223          275
                                                 ========     ========     ========     ========     ========

Balance Sheet Data (at end of period):
Working capital                                  $ 24,603     $ 24,446     $ 24,481     $ 21,457     $ 34,396
Total assets                                       58,553       63,454       57,850       57,319       91,298
Long-term debt                                     26,290       21,970       17,640        1,930        1,810
Shareholders' equity                               15,096       19,890       22,904       36,911       66,004

(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2) Includes all other store level occupancy expenses not included in cost of sales.
(3) Calculated using net sales of stores opened for at least a 12 month period.
                                                      4
</table

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Selected
Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations

   The following table sets forth certain income statement items as a percentage of net sales



                                                                               Fiscal Year
                                                                          ----------------------
                                                                           1995    1996   1997
                                                                          ----------------------
Net sales                                                                 100.0%  100.0%  100.0%
Cost of sales, including occupancy expenses exclusive of depreciation (1)  67.0    62.0    62.4
                                                                          ------  ------  ------
Gross income                                                               33.0    38.0    37.6
Selling, general and administrative expenses (2)                           28.1    28.0    28.5
Depreciation and amortization                                               2.1     1.8     2.0
                                                                          ------  ------  ------
Operating income                                                            2.8     8.2     7.1
Interest expense (income),  net                                             1.2     0.7    (0.4)
                                                                          ------  ------  ------
Income before income taxes                                                  1.6     7.5     7.5
Provision for income taxes                                                  0.6     2.9     2.9
                                                                          ------  ------  ------
Net income                                                                  1.0%    4.6%    4.6%
                                                                          ======  ======  ======
(1)  Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2)  Includes all store level occupancy expenses not included in cost of sales.
                                                5
</table


FISCAL 1997 COMPARED TO FISCAL 1996

   The Company's net sales increased to $209.2 million in fiscal 1997 from $190.3 million in fiscal 1996, an increase of $18.9 million or 10.0%. The increase in net sales was primarily attributable to a 23% increase in the number of stores open during fiscal 1997. The Company operated 275 stores on January 31, 1998, compared to 223 stores on February 1, 1997. During fiscal
1997, the Company opened 65 stores and closed 13 stores. As a result of soft holiday sales during the fourth quarter of fiscal 1997, the Company's comparable store sales were negatively impacted. The Company experienced a 2% positive comparable store sales increase for the year.

   Gross income increased to $78.6 million in fiscal 1997 from $72.2 million in fiscal 1996, an increase of $6.4 million or 8.9%. As a percentage of net sales, gross income decreased to 37.6% in fiscal 1997 from 38.0% in fiscal
1996.  Gross income increased primarily due to the increase in net sales.
Gross income as a percentage of net sales decreased as a result of greater promotional activity during the fourth quarter due to soft holiday sales.
Sales of high margin items, such as sweaters, were also negatively impacted by the unusually warm winter in the Midwest states.

   Selling, general and administrative expenses increased to $59.7 million in fiscal 1997 from $53.3 million in fiscal 1996, an increase of $6.4 million or 12.0%. As a percentage of net sales, selling, general and administrative expenses increased to 28.5% in fiscal 1997 from 28.0% in fiscal 1996. In the fourth quarter of 1997, the Company incurred a $1.0 million or $.09 per share expense, representing a one-time payment as part of a new employment commitment with Ms. Fischer, the Chairman, President & CEO. The remaining
$5.4 million resulted primarily from the increased number of stores operated during the year.

   Depreciation and amortization increased to $4.1 million in fiscal 1997 from $3.3 million in fiscal 1996, an increase of $878,000 or 26.9%. As a percentage of net sales, depreciation and amortization increased to 2.0% in fiscal 1997 from 1.7% in fiscal 1996. The increase was primarily due to the opening of 65 new stores and major remodels of 27 stores and secondarily to the installation of a new point of sale system in the stores.

   Operating income decreased to $14.8 million in fiscal 1997 from $15.7 million in fiscal 1996, a decrease of $886,000 or 5.7%. As a percentage of net sales, operating income decreased to 7.1% in fiscal 1997 from 8.2% in fiscal 1996.

   Interest expense, net, was $941,000 in fiscal 1997 compared to an expense of $1.2 million in fiscal 1996, for an improvement of $2.2 million. The change resulted primarily from repayment of substantially all the long-term debt in January 1997 and the interest income earned on the proceeds from the sale of the Company's common stock in May 1997.

   Provision for income taxes increased to $6.0 million in fiscal 1997 from $5.6 million in fiscal 1996, an increase of $381,000, or 6.8%. In the third quarter of fiscal 1997, the Company fully utilized its remaining income tax operating loss carryforwards. As a result of this utilization, and management's belief that the realization of the benefit of the Company's net deferred tax assets is reasonably assured, the Company reduced the valuation allowance against its remaining net deferred tax assets, resulting in a reduction of income tax expense (and effective income tax rate) of $695,000, or $.06 per share. In the fourth quarter, the non-deductability for taxes under Internal Revenue Code Section 162 (m) of the $1.0 million payment to Ms.
Fischer, adversely affected the Company's taxes effective income tax rate.
The Company's effective income tax rate decreased to 38.1% in fiscal 1997 from 38.8% in fiscal 1996. As a result of the utilization of the federal and state income tax loss carryforwards and tax deductions on the exercise of non-qualified stock options, the Company benefited in fiscal 1997 from a reduction of income taxes payable (reflected as a credit to additional paid-in capital) of $2.8 million and $1.1 million, respectively.
   As a result of all the above factors, the Company's net income increased to $9.7 million in fiscal 1997 from $8.8 million in fiscal 1996, an increase of $909,000, or 10.3%.

FISCAL 1996 COMPARED TO FISCAL 1995

   The Company's net sales increased to $190.3 million in fiscal 1996 from $167.5 million in fiscal 1995, an increase of $22.8 million or 13.6%. The increase in net sales was primarily attributable to a 20% increase in comparable store sales, which was partially offset by a decrease in the average number of stores open during fiscal 1996. The increase in comparable store sales in fiscal 1996 was primarily a result of an increase in consumer demand generally and wider acceptance of the Company's product offering, as reflected by a 22.5% increase in average customer transactions per store. The
Company experienced positive comparable store sales for each month of fiscal
1996, with increases of 10% or more in each of the last eleven months, including a 23% increase for December 1996. The Company operated 223 stores on February 1, 1997, compared to 235 stores on February 3, 1996. During fiscal
1996, the Company opened 19 stores and closed 31 stores.

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

   Selling, general and administrative expenses increased to $53.3 million in fiscal 1996 from $47.1 million in fiscal 1995, an increase of $6.2 million or 13.2%. As a percentage of net sales, selling, general and administrative expenses decreased to 28.0% in fiscal 1996 from 28.1% in fiscal 1995. Of the $6.2 million increase, $3.7 million was attributable to increased incentive compensation as a result of the Company's attainment of performance targets set by the Board of Directors for net sales (for field personnel) and pretax income (for headquarters personnel). The remaining $2.5 million resulted from increases in payroll, credit card and other expenses.

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

   Interest expense, net, decreased to $1.2 million in fiscal 1996 from $2.0 million in fiscal 1995, a decrease of $799,000 or 39.3%. The decrease resulted primarily from repayment of the 11.375% Notes, due January 31, 2000
(the "11.375% Notes") issued by the Company in 1992.

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

   The following table sets forth certain unaudited quarterly income statement information for fiscal 1997 and fiscal 1996. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.


                                                                  Fiscal Quarter Ended
                                -------------------------------------------------------------------------------
                                 May 4,    Aug. 3,   Nov. 2,   Feb. 1,   May 3,    Aug. 2,   Nov. 1,   Jan. 31,
                                  1996      1996      1996      1997     1997       1997      1997       1998
                                -------------------------------------------------------------------------------
                                              (Dollars in thousands, except for per share data)
Net sales                      $ 39,639  $ 36,721  $ 45,413  $ 68,515  $ 43,838  $ 40,920  $ 51,057  $ 73,421
Gross income                     12,827    12,560    18,074    28,761    15,822    15,424    20,390    27,011
Operating income                    610       404     3,427    11,211     2,014     1,613     4,421     6,718
Income before income taxes          232       107     3,058    11,020     2,224     1,958     4,610     6,915
Net income                     $    138  $     64  $  1,821  $  6,796  $  1,324  $  1,165  $  3,468  $  3,771
Basic earnings per share       $   0.01  $   0.01  $   0.18  $   0.67  $   0.13  $   0.11  $   0.31  $   0.34
Diluted earnings per share     $   0.01  $   0.01  $   0.18  $   0.64  $   0.13  $   0.10  $   0.30  $   0.33

As a percentage of net sales:
Net sales                         100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Gross income                       32.4      34.2      39.8      42.0      36.1      37.7      40.0      36.8
Operating income                    1.5       1.1       7.5      16.4       4.6       3.9       8.7       9.2
Income before income taxes          0.6       0.3       6.7      16.1       5.1       4.8       9.0       9.4
Net income                          0.3%      0.2%      4.0%      9.9%      3.0%      2.9%      6.8%      5.1%
</table


LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary source of working capital consists of internally generated cash and its $30.0 million secured, revolving credit facility .
While this credit facility is principally intended for letters of credit for import merchandise, the Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 1999. The annual interest rate on borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25%. In addition, the letters of credit carry an initial issuance fee plus a fee of 0.25% of the face amount of such letters of credit. The credit facility also contains certain financial covenants which set benchmarks for tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At January 31, 1998, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $10.6 million. On the same date, there were no outstanding direct borrowings under the credit facility.

   The Company made capital expenditures of approximately $20.4 million in fiscal 1997, primarily for new stores, the remodeling of existing stores and updating store fixtures (approximately $14.8 million), plus new point of sale equipment (approximately $5.2). The Company made capital expenditures of approximately $5.2 million in fiscal 1996, primarily for new stores, the remodeling of existing stores and updating store fixtures (approximately $4.1 million). The Company expects to make capital expenditures in fiscal 1998 of approximately $23.0 million for new stores and remodeling of existing stores
(approximately $18.0 million), and approximately $3.0 million for upgraded corporate software and hardware components. The Company anticipates opening
75 net new stores and remodeling 35 stores during fiscal 1998.

   Net cash flow from operating activities was $6.0 million in fiscal 1997 compared to $21.0 million in fiscal 1996. The primary reason for the decrease in net cash flow from operating activities was a result of a fiscal 1997 increase in merchandise inventories and a decrease in accrued compensation payable.

   Net cash flow from financing activities was $16.4 million primarily from the sale of 995,000 shares of common stock during fiscal 1997. These shares were sold in an underwritten public offering for $16 per share, net of expenses of the offering of approximately $1.0 million. Net cash outflow for financing activities aggregated $19.7 million in fiscal 1996, including the repayment of $19.9 million of long-term debt, primarily the 11.375% Notes, net of $214,000 received from the sale of common stock in connection with the exercise of stock options.

   Cash and cash equivalents increased to $18.0 million at the end of fiscal
1997 from $16.0 million at the beginning of fiscal 1997, an increase of $2.0 million or 12.4%.

   Management believes with cash generated from operations and borrowings under the Company's credit facility, if any, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

YEAR 2000 COMPLIANCE

   The year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. The Company and other retailers are vulnerable to the industry's dependence on electronic point of sale and inventory control systems.

   In May 1996, the Company initiated the process of preparing its computer systems and applications for the year 2000. This process included replacing the store point of sale systems during the third quarter of fiscal 1997 and will involve upgrading corporate hardware and software components by the first quarter of fiscal 1999. Management estimates the total cumulative costs will be approximately $8.2 million, which includes the $5.7 million already invested in the new point of sale systems.

   Management believes that the expenditures required to bring the Company's systems into compliance will not have a materially adverse effect on the Company's performance. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.


INFLATION

   The effect of changing prices had minimal impact on sales and cost of sales during the past three years. Occupancy costs and certain selling, general and administrative costs have been affected by inflation during the period. In general these increases have been modest and reflect current trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The information required by this item is presented under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
There have been no changes or disagreements with the Company's independent accountants on accounting or financial disclosures.




                                    PART III
The information required by this Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy
Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV
ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND
REPORTS ON FORM 8-K

(a) (1) Financial Statements
                                                                   Page No.
                                                                   --------
Consolidated Balance Sheets -- As of  February 1, 1997 and
   January 31, 1998                                                   11
Consolidated Statements of Income -- for Fiscal 1995, Fiscal 1996
   and Fiscal 1997                                                    12
Consolidated Statements of Cash Flows -- for Fiscal 1995,
   Fiscal 1996 and Fiscal 1997                                        13
Consolidated Statements of Shareholders' Equity -- for Fiscal 1995,
   Fiscal 1996 and Fiscal 1997                                        14
Notes to Financial Statements                                         15
Report of Independent Accountants                                     23

(a) (2) Financial Statement Schedules
     Not applicable.

(a) (3) Exhibits
     The Exhibit Index that appears on page 25 is hereby incorporated by reference in response to this item.

(b) Reports on Form 8-K
     None.


                          PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                                          February 1,     January 31,
                                                              1997           1998
                                                         ------------    ------------
ASSETS
  Current assets
     Cash and cash equivalents                           $     16,001    $     17,990
     Merchandise inventories                                   19,759          31,940
     Other receivables                                            861           3,330
     Prepaid expenses                                             836           1,359
     Deferred income taxes                                          -             124
                                                         ------------    ------------
          Total current assets                                 37,457          54,743
                                                         ------------    ------------
  Property, fixtures and equipment
     Land, building and improvements                            5,787           5,871
     Store fixtures and equipment                              14,067          25,838
     Leasehold improvements and other                          12,567          19,462
                                                         ------------    ------------
                                                               32,421          51,171
     Less accumulated depreciation and amortization           (13,315)        (16,368)
                                                         ------------    ------------
          Property, fixtures and equipment, net                19,106          34,803
  Deferred income taxes                                             -             952
  Other assets                                                    756             800
                                                         ------------    ------------
                                                         $     57,319    $     91,298
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                    $      8,515    $     12,725
     Compensation and related taxes                             3,774           2,780
     Income taxes payable                                          37             377
     Other accrued expenses                                     3,554           4,345
     Current maturities of long-term debt                         120             120
     Accrued reorganization expenses and settlements                -               -
                                                         ------------    ------------
          Total current liabilities                            16,000          20,347
                                                         ------------    ------------
  Long-term debt                                                1,930           1,810
  Other non-current liabilities                                 2,478           3,137
  Commitments and contingent liabilities (see Note 5)               -               -







  Shareholders' equity
     Preferred stock (no par value)
       Authorized 1,000 shares; none issued
     Common stock (no par value)
       Authorized 20,000 shares; issued and outstanding
       10,115 and 11,256 respectively                           1,930          17,354
     Additional paid-in capital                                 9,963          13,904
     Retained earnings                                         25,018          34,746
                                                         ------------    ------------
          Total shareholders' equity                           36,911          66,004
                                                         ------------    ------------
                                                         $     57,319    $     91,298
                                                         ============    ============
            See accompanying "Notes To Consolidated Financial Statements".
                                                  11

                                       PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                        (in thousands, except per share data)

                                                     For the         For the        For the
                                                   fifty-three      fifty-two      fifty-two
                                                   weeks ended     weeks ended    weeks ended
                                                   February 3,     February 1,    January 31,
                                                       1996            1997           1998
                                                 -------------   -------------   -------------
Net sales                                        $    167,523    $    190,288    $    209,236
Cost of sales, including occupancy expenses
  exclusive of depreciation                           112,297         118,066         130,589
                                                 -------------   -------------   -------------
   Gross income                                        55,226          72,222          78,647
Selling, general and administrative expenses           47,081          53,300          59,733
Depreciation and amortization                           3,472           3,270           4,148
                                                 -------------   -------------   -------------
   Operating income                                     4,673          15,652          14,766
Interest expense (income), net                          2,034           1,235            (941)
                                                 -------------   -------------   -------------
   Income before income taxes                           2,639          14,417          15,707
Provision for income taxes                              1,010           5,598           5,979
                                                 -------------   -------------   -------------
   Net income                                    $      1,629    $      8,819    $      9,728
                                                 =============   =============   =============
   Basic earnings per share                      $       0.16    $       0.88    $       0.89
                                                 =============   =============   =============
   Weighted average number of shares outstanding       10,006          10,052          10,880
                                                 =============   =============   =============
   Diluted earnings per share                    $       0.16    $       0.85    $       0.86
                                                 =============   =============   =============
   Weighted average number of shares and
      share equivalents outstanding                    10,029          10,368          11,292
                                                 =============   =============   =============

                           See accompanying "Notes To Consolidated Financial Statements".
                                                        12

                           PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)

                                                       For the         For the         For the
                                                     fifty-three      fifty-two       fifty-two
                                                     weeks ended     weeks ended     weeks ended
                                                     February 3,     February 1,     January 31,
                                                         1996            1997            1998
                                                    -------------   -------------   -------------
Cash flow from operating activities:
Net income                                          $       1,629   $       8,819   $       9,728
 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                            3,472           3,270           4,148
   Net disposal of assets                                     169             560             463
   Deferred income taxes                                       -               -           (1,076)
   Utilization of net operating loss carryforward           1,353           4,974           2,835
   (Increase) decrease in current assets:
     Merchandise inventories                                1,922          (2,114)        (12,181)
     Other receivables                                        410            (322)         (2,469)
     Prepaid expenses                                           3             177            (523)
   Increase (decrease) in current liabilities:
     Accounts payable                                      (1,595)          2,503           4,210
     Compensation and related taxes                          (604)          2,996            (994)
     Income taxes payable                                    (371)             (8)            340
     Other accrued expenses                                (1,718)            107             791
   Other                                                      412              79             715
                                                    -------------   -------------   -------------
 Net cash flow from operating activities                    5,082          21,041           5,987
                                                    -------------   -------------   -------------
 Net cash flow for investing activities:
   Additions to fixed assets                               (2,247)         (5,230)        (20,408)
                                                    -------------   -------------   -------------
 Cash flow (for) from financing activities:
   Repayment of long-term debt                             (4,330)        (19,910)           (120)
   Proceeds from issuance of common stock
    and related tax benefits                                   32             214          16,530
                                                    -------------   -------------   -------------
 Net cash flow (for) from financing activities             (4,298)        (19,696)         16,410
                                                    -------------   -------------   -------------
                                                    $      (1,463)  $      (3,885)  $       1,989
                                                    =============   =============   =============




Cash and cash equivalents
   At beginning of period                           $      21,349   $      19,886   $      16,001
   At end of period                                        19,886          16,001          17,990
                                                    -------------   -------------   -------------
                                                    $      (1,463)  $      (3,885)  $       1,989
                                                    =============   =============   =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest         $       4,321   $       2,188   $         385
                                                    =============   =============   =============
   Cash paid during the period for income taxes     $          11   $         632   $       2,684
                                                    =============   =============   =============

                     See accompanying "Notes To Consolidated Financial Statements".
                                                     13


                                       PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    (in thousands)

                                                                               Additional
                                                Common Stock                    Paid-in        Retained
                                                   Shares         Amount        Capital        Earnings
                                                ------------    ----------     ----------     -----------
Balance as of January 28, 1995                        9,998     $   1,684      $   3,636      $   14,570
   Exercise of stock options                             21            32              -               -
   Benefit of net operating loss carryforward             -             -          1,353               -
   Net income for fiscal year 1995                        -             -              -           1,629
                                                ------------    ----------     ----------     -----------
Balance as of February 3, 1996                       10,019         1,716          4,989          16,199
   Exercise of stock options                             96           214              -               -
   Benefit of net operating loss carryforward             -             -          4,974               -
   Net income for fiscal year 1996                        -             -              -           8,819
                                                ------------    ----------     ----------     -----------
Balance as of February 1, 1997                       10,115         1,930          9,963          25,018
   Issuance of common stock                             995        14,957              -               -
   Exercise of stock options,
      including related tax benefit                     146           467          1,106               -
   Benefit of net operating loss carryforward             -             -          2,835               -
   Net income for fiscal year 1997                        -             -              -           9,728
                                                ------------    ----------     ----------     -----------
Balance as of January 31, 1998                       11,256     $  17,354      $  13,904      $   34,746
                                                 ===========    ==========     ==========     ===========



                                 See accompanying "Notes To Consolidated Financial Statements"
                                                      14

                    PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
   Paul Harris Stores, Inc. (the "Company") is a specialty retailer that offers casual attire for fashion conscious women. Stores are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers, with the greatest concentration of stores in the Midwest.

Definition of Fiscal Year
   The Company's fiscal year ends on the Saturday closest to the last day of January. Fiscal 1995 included 53 weeks. Fiscal 1996 and 1997 each included 52 weeks.

Principles of Consolidation
   The consolidated financial statements include the accounts of Paul Harris Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

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

Earnings Per Share
   Basic earnings per share are based on the weighted average number of common shares outstanding during the fiscal year. Diluted earnings per share is based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the fiscal year. In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share." Prior years' earnings per share amounts have been restated in accordance with the provisions of SFAS 128. The following table (in thousands) reconciles the numerators and denominators used in the basic and diluted earnings per share computations:

                                        Fiscal 1995           Fiscal 1996            Fiscal 1997
                                   -------------------    ------------------     ------------------
                                   Net Income   Shares    Net Income   Shares    Net Income   Shares
   Basic earnings per share         $  1,629    10,006     $  8,819    10,052     $  9,728    10,880
   Effect of dilutive options                       23                    316                    412
                                   ----------   ------    ----------   ------    ----------   ------
   Diluted earnings per share       $  1,629    10,029     $  8,819    10,368     $  9,728    11,292
                                    ========    ======     ========    ======     ========    ======



NOTE 2.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

   The Company has entered into an agreement with a financial institution for a revolving credit facility. This agreement was modified as of April 9, 1997, to increase the line of credit facility from $20,000,000 to $30,000,000 and extend the term to June 30, 1999. The Company may use the entire credit facility for letters of credit or direct borrowings. The Company made no direct borrowings during fiscal 1997. Letters of credit outstanding as of January 31, 1998 were $10,620,000. The annual interest rate on the direct borrowings is a variable rate equal to the prime rate of the bank plus one quarter of one percent (0.25%). The letters of credit carry an initial issuance fee plus negotiation fees of one quarter of one percent (0.25%) of the face amount of each letter of credit. The Company is also required to maintain all of its primary operating accounts with this institution. The revolving credit facility is secured by the Company's inventory, equipment, fixtures, cash and assignment of leases. During January 1994, the Company entered into a term loan (mortgage) with the same financial institution for $2,400,000 with monthly principal payments of $10,000 plus interest at 7.83% per annum. The balance of this term loan (mortgage) is due in full February, 1999 and is secured by the land and buildings of the Company. The revolving credit facility and term loan contain covenants related to tangible net worth and operating cash flow requirements.

Long-term debt, exclusive of amounts maturing in one year, is summarized below:
                                                    February 1,   January 31,
                                                      1997           1998
                                                    -----------   -----------
Term loan (mortgage) on land and buildings payable
in monthly payments through February 1999 including
interest at the fixed rate of 7.83% per year        $ 1,930,000   $ 1,810,000
                                                    ===========   ===========

   The book value of assets subject to this lien as of January 31, 1998 was $4,291,000.

   Scheduled maturities of long-term debt over the next two fiscal years are:
$120,000 in  fiscal 1998 and $1,810,000 in fiscal 1999.

   The estimated fair market value of the term loan (mortgage) was $1,915,000 and $1,796,000 as of February 1, 1997 and January 31, 1998, respectively.

NOTE 3.  SHAREHOLDERS' EQUITY

   All outstanding shares are shares of voting common stock.

   During May 1997 the Company sold a total of 995,000 newly issued shares of common stock in an underwritten public offering. The Company received $14,957,000, net of expenses from the offering.

   On April 10, 1997, the Company adopted a shareholders rights plan. The plan is designed to ensure that the Company's shareholders receive fair treatment in the event of an unsolicited attempt to acquire control of the Company. Under the plan, holders of the Company's outstanding common stock on April 25, 1997 will receive one Right for each share they held. Initially each Right will represent the right to purchase one one-hundredth (1/100th) of a share of the Company's Series A Participating Cumulative Preferred Stock at an exercise price of $90. The Company may redeem the Rights for $.01 in cash or securities at any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock or the expiration of the Rights on April 10, 2007. The Rights are not exercisable or transferable apart from the Company's common stock unless a person or group discloses an intent or becomes a beneficial owner of 15% or more of the Company's outstanding common stock. When the Rights become exercisable and transferable, each holder of a Right (other than the person or group acquiring or attempting to acquire 15% or more of the Company's common stock) will entitle its holder to purchase at the Right's then-current exercise price, shares of the Preferred Stock having a value of twice the Rights exercise price.

NOTE 4.  INCOME TAXES

The provisions for income taxes were as follows:
                                Fiscal 1995     Fiscal 1996     Fiscal 1997
                                -----------     -----------     -----------
Current tax expense:
   Federal                      $   72,000      $  293,000      $4,061,000
   State                            25,000         325,000       1,061,000
Deferred tax expense:
   Federal                         780,000       4,431,000         643,000
   State                           133,000         549,000         214,000
                                -----------     -----------     -----------
                                 1,010,000      $5,598,000      $5,979,000
                                 =========      ==========      ==========

   The provisions for income taxes differ from the amounts of income tax calculated by applying the U.S. Federal statutory income tax rate to pretax income from continuing operations as a result of the following:

                                Fiscal 1995     Fiscal 1996     Fiscal 1997
                                -----------     -----------     -----------
Federal taxes at statutory rate $   897,000     $ 4,945,000     $ 5,498,000
State and local taxes, net
  of federal benefit                104,000         574,000         782,000
Non-deductible compensation
  expense                               ---             ---         350,000
Reduction of valuation allowance
  on deferred tax assets                ---             ---        (695,000)
Other                                 9,000          79,000          44,000
                                -----------     -----------     -----------
                                 $1,010,000     $ 5,598,000      $ 5,979,000
                                ===========     ===========      ===========

Deferred tax assets (liabilities) are comprised of the following:

                                                February 1,      January 31,
                                                  1997             1998
                                                -----------      -----------
   Deferred rent                                $   943,000      $ 1,234,000
   Depreciation                                     465,000               --
   Minimum tax credit                               958,000              ---
   Loss carryforwards                             1,292,000              ---
   Other                                            162,000          220,000
                                                -----------      -----------
        Gross deferred tax assets                 3,820,000        1,454,000
                                                -----------      -----------
   Depreciation                                         ---         ( 68,000)
   Prepaid pension                                 (162,000)        (220,000)
   Other                                           (209,000)        ( 90,000)
                                                ------------      -----------
        Gross deferred tax liabilities             (371,000)        (378,000)
                                                ------------       ----------
   Valuation allowance                           (3,449,000)              ---
                                                 -----------       ----------
   Net deferred tax assets                       $      ---        $1,076,000
                                                 ===========       ==========
   In the third quarter of fiscal 1997, the Company fully utilized its remaining operating loss carryforwards. In accordance with AICPA SOP 90-7, the utilization of these loss carryforwards resulted in an increase in additional paid-in capital of approximately $2,835,000 in fiscal 1997. Prior to this time, given the relative magnitude of the loss carryforward amounts, management believed that because of the seasonal nature of the Company's business, the volatility of trends in women's apparel, and the relatively short amount of time that had passed since the consummation of the Company's plan of reorganization, that a full valuation allowance against the Company's net deferred tax assets was warranted until realization of those assets was reasonably assured. Upon the full utilization of the loss carryforwards in fiscal 1997, management determined that it was more likely than not that the remaining net deferred tax assets would be realized and reduced the valuation allowance to zero. This reduced income tax expense for fiscal 1997 by approximately $695,000. The reduction of the valuation allowance that related to the minimum tax credits resulted in an increase in additional paid-in capital in accordance with the provisions of SOP 90-7.

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES

   All stores are leased under operating leases which expire on various dates through fiscal 2013. Approximately 65% of the store leases contain rent escalation clauses. Expense related to these leases is recorded on a straight-line basis. The Company also leases automobiles under operating leases with terms of 24 to 48 months. Following is a summary of future minimum rental payments required by operating leases as of January 31, 1998:

                                              Minimum Rental
            Payable in                           Payments
           Fiscal Year                       Stores and Other
           -----------                       ----------------
              1998                            $  18,839,000
              1999                               17,662,000
              2000                               16,990,000
              2001                               16,532,000
              2002                               16,261,000
          Later Years                            63,151,000
                                             ----------------
                    Total                      $149,435,000
                                              ===============

   In addition to minimum lease payments, the Company may be obligated to pay other contingent amounts: (1) Some store leases provide for additional rentals if sales exceed specified amounts. These additional rentals approximated 1.6% of rental expense for fiscal 1997, 2.2% for fiscal 1996, and 0.9% for fiscal 1995; (2) the Company has a number of leases which are paid based on a percentage of monthly sales dollars. Such leases accounted for 11.8% of rental expense in fiscal 1997, 12.6% for fiscal 1996 and 9.7% for fiscal 1995; (3) Under certain store leases, additional payments are required of the Company for real estate taxes, utilities and other expenses. Rental expense under store leases for these items aggregated $17,293,000 for fiscal 1997, $15,089,000 for fiscal 1996 and $14,904,000 for fiscal 1995.

   In December 1993 the Company contracted with a local printing company to provide the Company with printing services and has agreed to purchase annual print volume of $500,000 per year for a period of five years.

   The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. On October 15, 1997, the Company initiated a declaratory judgment action in the United States District Court for the Southern District of Indiana in response to certain demands made by Citibank (South Dakota), N.A. ("Citibank"). The demands by Citibank related to a credit plan agreement under which Citibank would have assumed the Company's private label credit card operation. In December, 1997, Citibank filed a counter-claim against the Company alleging breach of said credit plan agreement. Citibank is alleging damages in excess of $3.0 million. Discovery has begun and a trial is tentatively projected for February, 1999. The Company believes that the counter-claim is without merit and will vigorously contest it. Although the outcome of any litigation is uncertain, the Company believes that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 6.  RETIREMENT PLAN

   The Company has a non-contributory defined benefit pension plan substantially covering all full-time employees. The benefits are based on years of service and the average annual compensation for the employee's five highest consecutive years of employment with the Company. Until December 31, 1994, the Company's funding policy was to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions were intended to provide for current service and for any unfunded projected future benefit obligation over a reasonable period.

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

   Net pension income for fiscal 1995, 1996 and 1997 includes the following components:

                                                            Fiscal         Fiscal         Fiscal
                                                             1995           1996           1997
                                                           -------         ------         ------
Service expense - benefits earned during the year       $      ---     $      ---      $     ---
Interest expense on projected benefit obligation          (106,000)      ( 91,000)      ( 87,000)
Actual gain on plan assets                                 332,000        278,000         85,000
Net amortization and deferral                             (210,000)      (133,000)        64,000
                                                        -----------    -----------     ----------
Net pension income                                      $   16,000     $   54,000      $   62,000
                                                        ===========    ==========      ==========

   The funded status of the plan is as follows:
                                                                February 1,        January 31,
                                                                   1997                1998
                                                             --------------        -----------
Vested                                                          $1,173,000          $1,054,000
Nonvested                                                           32,000              17,000
                                                                ----------          ----------
Accumulated benefit obligation                                   1,205,000           1,071,000
Projected impact of future salary increases                            ---                 ---
Projected benefit obligation                                     1,205,000           1,071,000
Market value of plan assets available for benefits               1,869,000           1,484,000
                                                                ----------          ----------
Funded position                                                 $  664,000          $  413,000
                                                                ==========          ==========
Consisting of:
Unrecognized loss (gain) on assets                              $  131,000          $ (237,000)
Prepaid asset                                                      533,000             650,000
                                                                ----------          ----------
Funded position                                                 $  664,000          $  413,000
                                                                ==========          ==========



   The assets of the plan, comprised almost entirely of U.S. Government obligations and high grade stocks and bonds, included 6,363 shares of the Company's common stock as of January 31, 1998 and February 1, 1997.

   The weighted-average discount rates utilized in determining the actuarial present value of the projected benefit obligations was 7.25% for fiscal 1997 and 1996. The expected long-term rate of return on assets was 8% for fiscal 1997 and 1996.

NOTE 7.   EMPLOYEE BENEFIT PLANS

Stock Option Plans
   The Company has options outstanding under its 1992 Non-Qualified Stock Option Plan (the "1992 Plan") and options issued to the Chief Executive Officer under a Stock Option Agreement dated April 29, 1994. In addition, options have been issued under the 1996 Stock Option and Incentive Plan (the "1996 Plan") and the Outside Directors Stock Option Plan (the "Directors Plan").

   In fiscal 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). As allowed by SFAS No. 123, the Company has elected to continue following the existing accounting rules for stock options as contained in APB Opinion No. 25 as they relate to the recognition of compensation expense in the Statements of Income. Accordingly, no compensation expense has been recognized in the results of operations of the Company for stock options granted to employees.

   The 1992 Plan provides additional incentive to key employees of the Company and to persons who are not employees of the Company but whose efforts are expected to be of substantial benefit to the Company. The 1992 Plan provides that a Committee, appointed by the Board of Directors, may from time to time grant to employees of the Company and to persons who are not employees of the Company, stock options to purchase shares of common stock of the Company. The Committee is authorized to issue options to purchase up to 900,000 shares of common stock of the Company under the 1992 Plan. As of January 31, 1998, virtually all options under the 1992 Plan have been granted at an exercise price ranging from $1.31 to $21.88 per share.

   The 1996 Plan promotes the long-term interests of the Company and its shareholders by providing a means for attracting and retaining officers and key employees of the Company. The 1996 Plan is administered by a Committee appointed by the Board of Directors. The maximum number of shares of common stock of the Company that may granted under the 1996 Plan is 1,000,000 shares. Grants may be in the form of stock options, restricted stock or stock appreciation rights. Stock options granted under the 1996 Plan may be in the form of non-qualified stock options or incentive stock options. As of January 31, 1998, options to purchase 231,800 shares of common stock of the Company have been granted, at an exercise price ranging from $8.63 per share to $27.69 per share.

   Generally, options may be granted under the above plans at any time prior to the tenth anniversary of the Plans respective effective dates. Options awarded to date generally vest in equal amounts from one to three years and expire ten years from grant date under these plans. Generally the price of the options may be tendered in cash or in shares of common stock valued at fair market value on the date of exercise for each plan.

   The Directors Plan advances the interests of the Company and its shareholders by encouraging increased common stock ownership of the Company by members of the Board of Directors who are not employees of the Company. The Directors Plan reserves for issuance 100,000 shares of common stock of the Company. Each eligible director is automatically granted an option to purchase 3,000 shares of stock in the month following each annual meeting of shareholders held after June 19, 1996. In addition, an eligible director who did not receive options under the Company's 1992 Plan is entitled to receive options to purchase 5,000 shares of common stock in the month following the month in which he or she is first elected as a director. As of January 31, 1998, options to purchase 36,000 shares of common stock of the Company have been granted at an exercise price ranging from $8.00 per share to $19.13 per share.

   Pursuant to an employment agreement by and between the Company and Ms. Fischer in fiscal 1994, the compensation committee granted a non-transferable option to purchase 350,000 shares of the common stock of the Company at an exercise price of $5.68 per share.

   The following table summarizes options outstanding and available under these plans and arrangements

                                                              Fiscal            Fiscal            Fiscal
                                                               1995              1996              1997
                                                            ----------       ----------        ----------
   Options outstanding at beginning of year                   883,000          904,000          1,170,000
     Options granted                                          385,000          444,000            336,000
     Options exercised                                        (21,000)         (96,000)          (146,000)
     Options expired                                         (343,000)         (82,000)          (162,000)
                                                             ---------       ----------         ----------
   Options outstanding at year-end                            904,000        1,170,000          1,198,000
                                                           ===========      ===========         =========
   Options exercisable at year-end                            684,000          657,000            841,000
                                                           ===========      ===========         ==========
   Options available for grant at year-end                    282,000        1,020,000            845,000
                                                           ===========      ===========         ==========

   Weighted average option prices per share:
   At beginning of year                                    $     4.68       $     3.47          $    6.30
   Granted                                                       1.50            10.39              16.54
   Exercised                                                     1.50             2.23               3.19
   Expired                                                       4.32             2.66              12.49
   Outstanding at year-end                                       3.47             6.30               8.73
   Exercisable at year-end                                 $     3.83       $     5.75          $    6.7


   In determining the weighted average fair value of options granted during each year, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1997, 1996 and 1995, respectively: dividend yield of 0.0, 0.0 and 0.0 percent; expected volatility of 44.6, 41.4 and 37.8 percent; risk free interest rates of 5.9,
6.3 and 6.1 percent; and expected lives of 4.0, 7.3 and 4.4 years. The results are listed in the following table:

                                       Fiscal 1995   Fiscal 1996   Fiscal 1997
                                       -----------   -----------   -----------
   Weighted average fair value per
     option of options granted
     during the year                       $0.54         $5.17        $6.16

   Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for the awards under those plans, consistent with SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:



                                       Fiscal 1995   Fiscal 1996   Fiscal 1997
                                       -----------   -----------   -----------
   Net income (in thousands)
     As reported                         $1,629         $8,819        $9,728
     Pro forma                           $1,596         $7,863        $9,075

   Basic earnings per share
     As reported                         $ 0.16         $ 0.88        $ 0.89
     Pro forma                           $ 0.16         $ 0.78        $ 0.83

   Diluted earnings per share
     As reported                         $ 0.16         $ 0.85        $ 0.86
     Pro forma                           $ 0.16         $ 0.76        $ 0.80

   The following table summarizes information about stock options outstanding and options exercisable at January 31, 1998.

                                      Options Outstanding                             Options Exercisable
                              Number       Weighted       Weighted                     Number       Weighted
                           Outstanding      Average        Average                  Exercisable     Average
Range of                   At Jan. 31,    Contractual      Exercise                 at Jan. 31,     Exercise
Exercise  Prices               1998           Life          Price                       1998         Price
----------------           -----------    -----------    ----------                 -----------   ----------
           $  1.31           152,500         7.71        $    1.31                   114.100      $    1.31
$   1.50 - $  5.44           210,800         7.40             2.41                   174,800           2.54
$   5.68 - $ 10.06           428,000         6.85             6.19                   388,700           6.09
$  11.50 - $ 17.69           306,500         9.03            16.43                   158,000          16.79
$  18.25 - $ 27.69           100,500         9.62        $   20.59                     5,000      $   19.1


Thrift/Profit-Sharing Plan
   The Company has established a thrift/profit-sharing plan for substantially all employees that allows participating employees to authorize payroll deductions from their earnings for contribution to the plan. The Company contributes amounts as a set percentage of employees deductions as defined in the plan. Additionally, the Company may contribute amounts to the plan as determined annually by the Board of Directors from Company profits. The Company made contributions in the amounts of $70,000, $54,000 and $44,000 for fiscal years 1997, 1996 and 1995, respectively.

NOTE 8.    QUARTERLY INFORMATION  (UNAUDITED)
         (in thousands, except per share data)

                                                         Fiscal 1996 Quarters
                                                   ---------------------------------
                                             1st           2nd           3rd            4th
                                             ---           ---           ---            ---
Net sales                                 $ 39,639       $ 36,721     $ 45,413       $ 68,515
Gross income                                12,827         12,560       18,074         28,761
Income before income taxes                     232            107        3,058         11,020
Net income                                $    138       $     64     $  1,821       $  6,796
                                          ========       ========     ========       ========
Basic earnings per share                  $   0.01       $   0.01     $   0.18       $   0.67
                                          ========       ========     ========       ========
Diluted earnings per share                $   0.01       $   0.01     $   0.18       $   0.64
                                          ========       ========     ========       ========

                                                        Fiscal 1997 Quarters
                                                    --------------------------------
                                             1st           2nd            3rd            4th
                                             ---           ---            ---            ---
Net sales                                 $ 43,838       $ 40,920     $ 51,057       $ 73,421
Gross income                                15,822         15,424       20,390         27,011
Income before income taxes                   2,224          1,958        4,610          6,915
Net income                               $   1,324       $  1,165     $  3,468       $  3,771
                                         =========       ========     ========       ========
Basic earnings per share                 $    0.13       $   0.11     $   0.31       $   0.34
                                         =========       ========     ========       ========
Diluted earnings per share               $    0.13       $   0.10     $   0.30       $   0.33
                                         =========       ========     ========       ========



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Paul Harris Stores, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 10 present fairly, in all material respects, the financial position of Paul Harris Stores, Inc. and its subsidiaries at February 1, 1997 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Indianapolis, Indiana
March 2, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                         PAUL HARRIS STORES, INC.
    April 16, 1998                         By:       /S/  CHARLOTTE G. FISCHER
                                          -----------------------------------
                                Charlotte G. Fischer, Chairman of the Board,
                                    President and Chief Executive Officer
                                         (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                            Title                              Date
                ---------                            -----                              ----
      /S/  CHARLOTTE G. FISCHER              Chairman of the Board, President             April 16, 1998
   ------------------------------
         Charlotte G. Fischer             and Chief Executive Officer
                                         (Principal Executive Officer)

         /S/  JOHN H. BOYERS                Senior Vice President - Finance and          April 16, 1998
   ------------------------------
            John H. Boyers            Treasurer (Principal Financial Officer)

      /S/  KEITH L. HIMMEL, JR.            Vice President - Finance, Controller and   April 16, 1998
   ------------------------------
          Keith L. Himmel, Jr.                   Corporate Secretary
                                          (Principal Accounting Officer)

  /S/  RICHARD A. FEINBERG PH.D.           Director                                    April 16, 1998
   ------------------------------
     Richard A. Feinberg Ph.D.

  /S/  LESLIE NATHANSON JURIS, PH.D.        Director                                    April 16, 1998
   ------------------------------
   Leslie Nathanson Juris, Ph. D.

        /S/ ROBERT LOGAN                      Director                                     April 16, 1998
   ------------------------------
         Robert Logan

     /S/  JAMES T. MORRIS                     Director                                     April 16, 1998
   ------------------------------
       James T. Morris

     /S/  JOHN E. PETERS                      Director                                      April 16, 1998
   ------------------------------
       John E. Peters

      /S/ SALLY TASSANI                       Director                                       April 16, 1998
   ------------------------------
       Sally Tassani

                                          EXHIBIT INDEX
  (3)(a)(i)      Amended and Restated Articles of Incorporation of the Registrant dated September 8, 1992
                 (incorporated herein by reference from Form 8-K dated April 11, 1997).

     (a)(ii)     Amendment to Amended and Restated Articles of Incorporation dated July 6, 1993 (incor-
                 porated herein by reference from Form 8-K dated April 11, 1997).

     (a)(iii)    Amendment to Amended and Restated Articles of Incorporation dated April 10, 1997 (in-
                 corporated herein by reference from Form 8-K dated April 11, 1997).

     (b)         Restated Bylaws of the Registrant (incorporated herein by reference from Form 10-K for the fiscal year ended February 1, 1997).

  (4)(a)         Indenture dated as of September 15, 1992 between the Registrant and IBJ Schroder Bank &
                 Trust Company, as trustee, relating to the Company's 11.375% Notes due 2000 (the ''In-
                 denture'') (incorporated herein by reference from Form 8-K dated August 31, 1992).

     (b)         First Supplemental Indenture as of October 25, 1993 between the Registrant and IBJ Schro-
                 der Bank & Trust Company, as trustee, relating to the Company's 11.375% Notes due 2000
                 (the ''Indenture'') (incorporated herein by reference from Form 10-Q for the fiscal quarter ended October 30, 1993).

     (c)         Secured Credit Agreement dated as of October 28, 1993 by and between the Registrant and
                 LaSalle National Bank (incorporated herein by reference from Form 10-Q for the fiscal quarter ended October 30, 1993).

     (d)         Amended and Restated Secured Credit Agreement dated as of January 20, 1994 by and between the Registrant and LaSalle National Bank (incorporated herein by reference from
                 Form 10-Q for the fiscal quarter ended April 30, 1994).

     (e)         First Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Docu-
                 ments dated as of October 31, 1994 by and between the Registrant and LaSalle National
                 Bank (incorporated herein by reference from Form 10-K for the fiscal year ended January
                 28, 1995).

     (f)         Second Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Docu-
                 ments dated as of January 31, 1995 by and between the Registrant and LaSalle National
                 Bank (incorporated herein by reference from Form 10-K for the fiscal year ended January
                 28, 1995).

     (g)         Third Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Docu-
                 ments dated as of September 28, 1995 by and between the Registrant and LaSalle National
                 Bank (incorporated herein by reference from Form 10-Q for the fiscal quarter ended October
                 28, 1995).

     (h)         Fourth Modification of Secured Credit Agreement, Revolving Note, and Other Loan Docu-
                 ments dated as of May 8, 1996 by and between the Registrant and LaSalle National Bank
                 (incorporated herein by reference from Form 10-Q for the fiscal quarter ended May 4, 1996).

     (i)         Fifth Modification of Secured Credit Agreement, Revolving Note, and Other Loan Docu-
                 ments dated as of April 9, 1997 by and between the Registrant and LaSalle National Bank
                 (incorporated herein by reference from Form 10-K for the fiscal year ended February 1, 1997).

     (j)         Rights Agreement between the Registrant and The First National Bank of Boston, as rights agent, dated April 10, 1997 (incorporated herein by reference from Form 8-K dated April 11,
                 1997).

 (10)(a)         The Registrant's 1992 Non-Qualified Stock Option Plan (incorporated herein by reference from Form 10-K for the fiscal year ended January 30, 1993).

     (b)         Amended and Restated Employment Agreement and Settlement of the Deferred Compensa-
                 tion Agreement both dated August 31, 1992 between the Registrant and Gerald Paul (incor-
                 porated herein by reference from Form 10-K for the fiscal year ended January 30, 1993).

     (c)         Stock Transfer Agreement with Gerald Paul dated September 2, 1981 (incorporated herein by reference from Form 10-K for the fiscal year ended January 30, 1993).

     (d)         Supplement to the Amended and Restated Employment Agreement between the Registrant and Gerald Paul dated March 21, 1994 (incorporated herein by reference from Form 10-K for the fiscal year ended January 29, 1994).

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

     (g)         Letter dated March 2, 1995 to John H. Boyers describing proposed terms of employment
                 (incorporated herein by reference from Form 10-K for the fiscal year ended February 3,
                 1996).

     (h)         Amended and Restated Employment Agreement between the Company and Charlotte G.
                 Fischer dated June 17, 1996 (incorporated herein by reference from Form 10-Q for the fiscal quarter ended August 3, 1996).

     (i)         Amended and Restated Employment Agreement between the Company and Charlotte G.
                 Fischer dated November 22, 1996 (incorporated herein by reference from Form 10-K for the fiscal year ended February 1, 1997).

     (j)         1996 Stock Option and Incentive Plan, as amended
                 (incorporated herein by reference from Form S-8 as exhibit 4.3 dated June 26, 1997).

     (k)         Outside Directors Stock Option
                 (incorporated herein by reference from Form S-8 as exhibit 4.4 dated June 26, 1997).

     (l)* Employment Agreement between the Company and Charlotte G. Fischer dated February 1, 1998.

    (23)*        Consent of Independent Accountants

    (27)*        Financial Data Schedule.

----------------
      * Filed with this report.
                                                        26

                                                         Exhibit 10 (l)
                          EMPLOYMENT AGREEMENT

   THIS EMPLOYMENT AGREEMENT (the "Agreement"), is made as of the 1st day of February 1998, by and between Paul Harris Stores, Inc., an Indiana corporation (the "Company"), and Charlotte G. Fischer ("Executive").
Recitals
   A. Executive has been employed with the Company since April 29, 1994, and since January 29, 1995, Executive has served as the Company's President, Chief Executive Officer and Chairman.
   B. On April 18, 1994, the Company and Executive entered into a written employment agreement governing the terms and conditions of Executive's employment with the Company during the term beginning April 29, 1994, and ending April 29, 1997, subject to extension and earlier termination as set out in the Employment Agreement.
   C. On June 17, 1996, the Company and Executive entered into an Amended and Restated Employment Agreement (the "June 1996 Employment Agreement") governing the terms and conditions of Executive's employment with the Company during the term beginning June 17, 1996, and ending January 28, 2000. The Company and Executive signed an Amendment to Employment Agreement on November 22, 1996.
   D. The Company and Executive now desire to extend the term of Executive's employment with the Company and to enter into a new employment agreement governing her employment with the Company.

                                   AGREEMENT

   In consideration of the matters stated in the Recitals, the parties' covenants contained in this Agreement and the acts to be performed under this Agreement, the Company and Executive agree as follows:
   1. EMPLOYMENT. The Company shall employ Executive on the terms and conditions set forth in this Agreement. During her employment under this Agreement, Executive shall hold the offices of Chairman of the Board of Directors of the Company and Chief Executive Officer of the Company, and she shall render such services and perform such duties for the Company and the Company's subsidiaries (together, the "Company Group") as are customarily performed by Chairmen and Chief Executive Officers, including, without limitation, those services and duties consistent with her position as may from time to time be assigned to her by the Company's Board of Directors. In addition, Executive shall hold such offices, directorships and other positions with the Company Group as are consistent with her status to which she may from time to time be elected or appointed. Executive's authority shall be subject only to the direction and control of the Company's Board of Directors. Executive shall serve the Company Group faithfully, diligently and to the best of her ability, and she shall devote her full working time, attention, energy and skills exclusively to the business and affairs of the Company Group and to the promotion and advancement of its interests, except that she may engage in such civic and charitable activities as do not interfere with her obligations under this Agreement, and she may hold such directorships as are permitted pursuant to Section 6(b) of this Agreement.

   2.   TERM OF EMPLOYMENT; TERMINATION OF AGREEMENT.
   (a) The term of Executive's employment under this Agreement shall commence on February 1, 1998 (the "Commencement Date"), and shall end on January 31, 2003 (the "Termination Date"), except that the term shall end earlier than the Termination Date: (i) on the date of Executive's death; (ii) if Executive shall have been unable with or without reasonable accommodation to perform any material duties under this Agreement by reason of physical or mental disability (with such disability to be determined by a qualified physician selected by the Company's Board of Directors) for a period of more than three (3) consecutive months, or a period of more than one hundred eighty
(180) days in the aggregate in any eighteen (18)-month period, on the date on which the Company shall elect to terminate her employment by reason of such disability if she shall not have returned to the full-time performance of her material duties after thirty (30) days' advance notice by the Company of such election to terminate; (iii) upon at least one hundred eighty (180) days' prior written notice from Executive to the Company; or (iv) on the date on which the Company shall elect to terminate Executive's employment for "cause," as defined in Section 2(b) below.
   (b) For purposes of this Agreement "cause" means any one or more of the following: (i) Executive's willful and continued failure to perform her material duties with the Company (other than any such failure resulting from her physical or mental disability or any failure occurring after she has given notice under Section 2(d)) in the opinion of a majority of the Company's Board of Directors after the Company delivers to her written demand that identifies in detail the particular manner in which the Company believes that she has not performed her material duties and accords to her a reasonable opportunity (but not less than thirty (30) days) thereafter to cure such failure; (ii) Executive's engaging in willful misconduct that, in the opinion of a majority of the Company's Board of Directors, is materially and demonstrably economically injurious to the Company, including, but not limited to, her conviction of or guilty plea to any felony crime; or (iii) her material breach of any material provision of this Agreement. The Company may not terminate Executive's employment for cause unless (A) the Company delivers to her advance written notice, (B) a majority of the Board of Directors of the Company acts to terminate her employment for cause, (C) she is afforded a hearing before the Company's Board of Directors at which she may be represented by counsel, and (D) she is afforded at least thirty (30) days' opportunity to cure.
   (c) In the event that her employment terminates due to an event described in Section 2(a), the Company shall: (i) pay Executive's Base Salary (as defined in Section 3(a)) that accrued prior to the termination of her employment; (ii) pay any bonus to which she may be entitled to pursuant to
Section 3(b); (iii) perform its obligations under any unexercised options granted to her; and (iv) reimburse expenses incurred prior to such termination in accordance with Section 5 of this Agreement.
   (d) If during the term of this Agreement, (i) Executive's title or responsibilities are reduced so that she no longer serves as Chairman and Chief Executive Officer reporting to, and performing services and duties consistent with such positions and substantially similar to past practice assigned to her by, the Company's Board of Directors; (ii) Executive's compensation is reduced in violation of this Agreement;
 (iii) the Company terminates Executive's employment other than in accordance with Sections 2(a)(ii) or 2(b); (iv) the Company takes action that materially adversely affects Executive's participation in the Company's benefit and incentive plans (including but not limited to the Bonus Plan and the Plan, as such terms are defined in Section 3); (v) the Company commits any material breach of any material provision of this Agreement; (vi) the Company fails to obtain the assumption of this Agreement by any successor or assign to the Company; or (vii) the Company or its successor fails to enter into an agreement with Executive that is substantially similar to this Agreement with respect to a Change in Control (as defined in Section 7) of the Company or its successor occurring thereafter, then Executive may, after written notice to the Board of Directors, and after at least thirty (30) days' opportunity to cure, elect to terminate her employment on the ground that such action shall be deemed a constructive termination of the term of employment under this Agreement without cause, thereby entitling her to the remedies available to her under Section 2(e) below. Such termination of employment shall not be considered a termination of employment by Executive in violation of the Agreement before the end of its term.
   (e) In the event that the Company terminates Executive's employment during the term of this Agreement without "cause," as defined in Section 2(b), the Company shall be obligated to pay Executive her Base Salary as defined in
Section 3(a) that accrued prior to her termination of employment. In addition, the Company shall pay Executive the Base Salary to which she would have been entitled through the Termination Date had her employment not been terminated; provided, however, that the
 Base Salary payment to Executive under this Section 2(e) shall be no less than $1,750,000. The Company also shall be obligated to pay Executive (i) any unpaid bonus to which she may be entitled pursuant to Section 3(b), and (ii) a bonus for the fiscal year during which her employment terminates equal to the bonus to which she would be entitled under Section 3(b) for such year based on her Base Salary and assuming that she had worked to fiscal year-end. The Company shall also be obligated to perform its obligations under any unexercised options granted to Executive and to reimburse expenses incurred prior to the termination of her employment.
   (f) If her employment with the Company terminates during the term of this Agreement, the Company shall, in all events and regardless of the circumstances under which Executive's employment with the Company ended, take reasonable steps to obtain coverage for Executive and her dependents under the Company's group health plan for no less than thirty-six (36) months following the end of Executive's employment. If the Company cannot cover Executive and her dependents under its group health plans, the Company will secure substantially comparable coverage for Executive and her dependents. The Company shall pay or reimburse Executive for the cost of coverage under this
Section 2(f), unless she terminates her employment voluntarily (and for a reason other than constructive termination under Section 2(d)) or the Company terminates her employment for cause under Section 2(b), in which cases, Executive shall be responsible for the cost of such coverage. After the conclusion of the thirty-six (36)- month period of continued health plan coverage hereunder, Executive shall be entitled to receive continued group health plan coverage under and in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA").
   3.   COMPENSATION.
   (a) As compensation for her services (including service as an officer and director of members of the Company Group, if Executive is so appointed or elected), the Company shall pay Executive the following: (i) a salary payable in accordance with the Company's normal payroll practices ("Base Salary"), for the twelve (12)-month period commencing on February 1, 1998, and each anniversary thereof during the term of the Agreement, as follows:
                For the Period                 Amount of Base Salary
                --------------                 ---------------------
      February 1, 1998 - January 31, 1999 --       $   700,000
      February 1, 1999 - January 31, 2000 --       $   775,000
      February 1, 2000 - January 31, 2001 --       $   850,000
      February 1, 2001 - January 31, 2002 --       $   925,000
      February 1, 2002 - January 31, 2003 --       $ 1,000,000;
and (ii) bonuses payable in accordance with Section 3(b). "Base Salary," as used in this Agreement, means the Base Salary for the applicable twelve (12)- month period as set forth in the preceding sentence and prior to any reductions for salary deferred pursuant to any deferred compensation plan or for contributions to a plan qualifying under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") or contributions to a cafeteria plan under Section 125 of the Code.

   (b) During the term of this Agreement, the Company shall pay Executive bonus compensation as follows:
   (i) in recognition of her past service and accomplishments as President and Chief Executive Officer of the Company, the Company shall pay Executive a cash bonus of $1.0 million dollars, payable as follows: $500,000 during calendar year 1997 (paid on December 31, 1997), and $500,000 on or before February 28, 1998 (paid on February 6, 1998);
   (ii) With respect to the Company's fiscal year ending January 31, 1999, if the Company has pretax earnings in excess of $200,000, the Company shall pay Executive a bonus equal to the greater of $200,000 or the cash amount (determined as a percentage of her Base Salary of $700,000) based on the Company's pretax earnings, according to the following schedule:
          If Pretax Earnings Are:                    Then Cash Bonus Is:
          -----------------------                    -------------------
At least $17.5 million but less than $19.4 million    80% of Base Salary
At least $19.4 million but less than $21.3 million    90% of Base Salary
At least $21.3 million but less than $22.6 million   100% of Base Salary
At least $22.6 million but less than $23.9 million   120% of Base Salary
At least $23.9 million but less than $25.2 million   140% of Base Salary
At least $25.2 million but less than $26.6 million   170% of Base Salary
At least $26.6 million----------------------------   200% of Base Salary

Executive's bonuses for the Company's fiscal years beginning after January 31, 1999, and during the term of this Agreement shall be negotiated by Executive and the Compensation and Stock Option Committee ("Compensation Committee") of the Company's Board of Directors in good faith at the commencement of each fiscal year and shall be based on a formula, pretax earnings targets and other terms and conditions substantially similar to the formula, pretax earnings targets and other terms and conditions set forth above and consistent with past practice, including (i) a minimum cash bonus of $200,000 each fiscal year if the Company has pretax earnings in excess of $200,000; and (ii) a larger bonus amount based on pretax earnings that shall be equal to at least 80% and up to $200% of Executive's Base Salary for such fiscal year, provided, however, that the lowest pretax earnings of the Company that will qualify Executive for payment of a larger bonus under this clause (ii) shall be no greater than 82.16% of the Company's budgeted (the term "budgeted," as used herein, shall refer to the pretax earnings budget for the Company as proposed by management and approved by the Company's Board of Directors) pretax earnings for the current fiscal year. In the event that Executive's employment under this Agreement terminates under Section 2(a) by reason of Executive's death or disability, she shall be entitled to receive a bonus for the fiscal year in which the termination occurs based on the Base Salary that accrued prior to the termination of her employment. References to the Company's "fiscal year" in this Agreement mean the fiscal year commencing each February 1.
   (iii) If during the term of this Agreement, the Company adopts a cash bonus performance plan for executive officers (the "Bonus Plan") that is subject to approval of the Company's shareholders meeting the requirements of
Section 162(m) of the Code, and if on or before June 30 of the fiscal year ending January 31, 1999, and April 30 of any fiscal year thereafter during the term of this Agreement, Executive elects to participate under the Bonus Plan for such fiscal year, then for such fiscal year, Executive's entitlement to and the Company's payment to Executive of cash bonuses shall be governed by the Bonus Plan, and the provisions of the Bonus Plan shall supersede Section 3(b)(ii) with respect to Executive's cash bonus for such fiscal year. For any fiscal year during the term of this Agreement that Executive does not so elect to participate under the Bonus Plan, then Executive's cash bonus shall be governed by Section 3(b)(ii) of this Agreement, and the provisions of Section 3(b)(ii) shall supersede the Bonus Plan with respect to Executive's cash bonus for such fiscal year.
   (c)(i) Executive and the Company confirm that, prior to the effective date of this Agreement, the Company had granted to Executive the stock options listed in Appendix A to this Agreement, which Appendix A is incorporated herein and made a part hereof. Executive's right to purchase shares under the options listed in Appendix A may be exercised while Executive is employed with the Company and thereafter, as set forth in the stock option plans governing the stock options and the stock option agreements between the Company and Executive that relate to each stock option.
   (ii) As of the last day of each fiscal year during the term of this Agreement, the Company shall grant to Executive a fully vested immediately exercisable non-qualified option to purchase a number of shares of the Company's Common Stock under and pursuant to the Company's 1996 Stock Option and Incentive Plan (together with any successor thereto that meets the requirements of Section 162(m) of the Code, the "Plan"), based on the Company's "annual total return to shareholders" for such fiscal year, as compared to the "women's specialty peer group." For purposes of this section, "annual total return to shareholders" means the return to common shareholders as represented by common stock share price appreciation plus dividends paid on one share of common stock during such fiscal year. The term "women's specialty peer group" means the group of stores listed on the attached Appendix B, which Appendix B is incorporated herein and made a part hereof. The annual total return to shareholders of the Company shall be measured with respect to the applicable fiscal year of the Company. The annual total return to shareholders of the women's specialty peer group members shall be measured with respect to a twelve (12)-month period corresponding to the applicable fiscal year of the Company and based on factors as reported by an independent reporting service. With respect to each fiscal year of the Company during the term of this Agreement, the Compensation Committee shall review Appendix B prior to the commencement of such fiscal year and shall add or delete stores from such Appendix B in good faith consistent with the intent of the parties that Appendix B reflect the Company's representative peer group provided that the number of stores listed on Appendix B shall not be less than fourteen nor more than twenty. The number of shares of the Company's Common Stock subject to such option for each fiscal year shall be equal to the number of shares which results in a dollar value for the option (using the Black-Scholes valuation formula based on the Company's historical volatility ) determined according to the following schedule based on the Company's annual total return to shareholders percentile ranking for such fiscal year and Executive's Base Salary for such fiscal year:
          Percentile Ranking            Dollar Value of Option
          ------------------            ----------------------
   At least 50th but less than 75th         50% of Base Salary
   Equal to 75th                           100% of Base Salary
   Above 75th                              150% of Base Salary
If the Company is below the 50th percentile based on its annual total return to shareholders as compared to the women's specialty peer group for any fiscal year during the term of this Agreement, then Executive shall be granted a fully vested and immediately exercisable option to purchase 25,000 shares of the Company's Common Stock under and pursuant to the Plan as of the last day of such fiscal year.
   (iii) As to any and all stock options that the Company grants to Executive under Section 3(c)(ii) of this Agreement or under the Plan and notwithstanding anything to the contrary in the Plan, any other stock option plan of the Company, or any stock option agreement between Executive and the Company (including any stock option agreement that forms a part of any employment agreement between Executive and the Company), if Executive's employment with the Company is terminated by reason of death, disability or retirement, or if Executive's termination of employment is due to an event described in
Section 2(d), 2(e) or 7(b) of this Agreement, Executive (or in the event of her death, the holder of the stock option) may exercise any stock option granted to her by the Company under Section 3(c)(ii) of this Agreement or under the Plan, to the extent vested and exercisable, at any time during the remaining term of the stock option. Further, if Executive's termination of employment is due to any reason or event other than those set forth in the preceding sentence, and provided her termination of employment is not for "cause," as defined in Section 2(b), then, notwithstanding anything to the contrary in the Plan, any other stock option plan of the Company or any stock option agreement between Executive and the Company (including any stock option agreement that forms a part of any employment agreement between Executive and the Company), Executive may exercise any stock option granted to her by the Company under
Section 3(c)(ii) of this Agreement or under the Plan, to the extent vested and exercisable, for the period of at least six (6) months immediately following her termination of employment, but in no event after the expiration date of the subject option.
   (d)(i) The Company shall grant an award to Executive of at least the number of shares of the Company's Common Stock listed below as of the date of Executive's completion of the following performance goals provided that Executive has completed each such performance goal on or before January 31, 1999, for Executive to qualify for each such award:
                         Goals                                   Shares
                         -----                                   ------
      Succession Planning.  Recruitment of an individual         37,500
      or individuals at the executive officer level to perform senior merchandising/marketing functions and operation functions; and

      Customer Assessment.  Initiation of an analysis of the     12,500
      Company's current customer base (emphasizing purchase behavior of private label and general credit card customers) and development of a plan that will identify target customer segments and how to promote sales to those customer segments and the sales goals per average customer.

The attainment of the above performance goals shall be determined by the Compensation Committee in good faith. The shares of Common Stock awarded pursuant to this Section 3(d)(i) shall vest in accordance with the following vesting schedule, provided Executive is an employee on each anniversary date: eighty percent (80%) of the shares shall vest on the first anniversary of the date of grant; an additional ten percent (10%) of the shares shall vest on the second anniversary of the date of grant; and the remaining ten percent

(10%) of the shares shall vest on the third anniversary of the date of grant, so that the award shall be fully vested on the third anniversary of the date of grant. Any shares that do not vest because Fisher is not an employee of the Company on such anniversary date shall be forfeited unless Executive's termination of employment is due to death, disability or an event described in
Section 2(d), 2(e) or 7(b) of this Agreement, in which cases all shares shall become fully vested as of the date of termination of employment.
   (ii) With respect to the Company's fiscal years beginning after January 31, 1999, and during the term of this Agreement, the Company shall grant to Executive by the end of each fiscal year an award of at least 50,000 shares of the Company's Common Stock subject to terms and restrictions substantially similar to those described in the foregoing Section 3(d)(i), as negotiated by Executive and the Compensation Committee in good faith at the commencement of each fiscal year; provided, however, all awards shall become fully vested no later than January 31, 2003, and any performance goals shall be consistent with the performance goals described in the foregoing Section 3(d)(i) and based on reasonable and attainable strategic, business and financial objectives.
   (iii) In the event that on or before June 30 of the fiscal year ending January 31, 1999, and April 30 of any fiscal year thereafter during the term of this Agreement, Executive elects to participate under the portion of the Plan governing performance-based awards of restricted shares of the Company's Common Stock, then Executive's entitlement to restricted stock awards for such fiscal year shall be governed by the terms of the Plan, and the provisions of the Plan shall supersede the foregoing Sections 3(d)(i) and 3(d)(ii), whichever is applicable, with respect to awards of restricted shares of the

 Company's Common Stock for such fiscal year during the term of this Agreement. If Executive does not so elect to participate under the portion of the Plan governing performance-based awards of restricted stock under the Plan, then Executive's entitlement to restricted stock awards for such fiscal year shall be governed by the terms of Section 3(d)(i) or (ii), whichever is applicable, and the provisions of the foregoing Section 3(d)(i) or (ii), whichever is applicable, shall supersede the terms of the Plan with respect to awards of restricted stock for such fiscal year.
   (e) The Company shall provide a Supplemental Executive Retirement Plan for Executive on terms to which the Company and Executive shall agree in good faith and consistent with usual and customary business practices for chief executive officers.
   4. BENEFITS. During Executive's employment under this Agreement, the Company shall provide her with such life, disability, health insurance and other benefits as are provided to the Company's key executives. Executive also shall be entitled to no less than four (4) weeks' paid vacation annually. If, during the term of this Agreement, the Board of Directors adopts a comprehensive compensation program for key executives of the Company that addresses employee welfare benefits, including insurance benefits, that are to be provided to the Company's executive employees, Executive's employee welfare benefits will be governed by that program from and after its adoption. In no event shall Executive's employee welfare benefits be less than those that the Company provides to its executive employees generally.
   5. REIMBURSEMENT OF EXPENSES AND PERQUISITES. During her employment, the Company will reimburse Executive for her reasonable travel and other expenses incident to her rendering services under this Agreement in conformity with the Company's regular policies
from time to time in effect regarding reimbursement of expenses.   In addition
Executive shall be entitled to the following:
   (a) Reimbursement for legal fees incurred by Executive on and after December 22, 1997, in connection with the negotiation and drafting of this Agreement;

   (b) Reimbursement for travel expenses of Executive's spouse when accompanying Executive on business trips;

   (c) Reimbursement for expenses incurred in connection with routine legal assistance, financial planning and tax return preparation assistance;

   (d)   Payment or reimbursement of country club dues;

   (e)   Payment or reimbursement for annual physical examination; and

   (f) Company automobile, as selected by Executive, and reimbursement for maintenance, gas and insurance for such automobile.

Payments to Executive for such expenses will be made upon presentation of expense vouchers that are in sufficient detail to identify the nature of the expense, the amount of the expense, the date the expense was incurred and to whom payment was made to incur the expense.
   6. CONFIDENTIALITY AND NONCOMPETITION. Executive acknowledges that, in the course of her employment, she will occupy a position of trust and confidence with the Company Group. All confidential information pertaining to the prior, current or future business of any member of the Company Group (excluding publicly available information, in substantially the form in which it is publicly available, unless such information is publicly available by reason of an unauthorized disclosure, and excluding information known to Executive from sources other than her employment with the Company) constitutes valuable and confidential assets of the Company Group to which Executive will have access solely as a result of her positions with the

Company.  Executive acknowledges that her agreement to comply with this
Section 6 is a material inducement to the Company to enter into this
Agreement.
   (a) Executive shall never use, divulge, furnish or make accessible to any third person or organization, other than legal counsel for Executive or any member of the Company Group or in the proper course of performing her duties under this Agreement and in connection with the business of any member of the Company Group or as required by law, any confidential or proprietary information concerning any member of the Company Group or its businesses or affairs, and she shall not disparage or deprecate any member of the Company Group or its businesses or affairs or any officer or director of any member of the Company Group (it being understood that statements Executive makes to members of the Board of Directors of the Company or any member of the Company Group or to the respective officers or directors involved or to his or her superior are not intended to be, and shall not be, encompassed by the final clause of this sentence). The Company and the members of the Board of Directors of the Company shall never use, divulge, furnish or make accessible to any third person or organization other than legal counsel for Executive or any member of the Company Group or in the proper course of its business or as required by law any confidential or proprietary information concerning Executive or her businesses or affairs, and the Company and the members of the Board of Directors of the Company shall not disparage or deprecate Executive or her businesses or affairs. The Company shall use its best efforts to assure that its officers comply with the promises of this Section 6(a).
   (b) During her employment with the Company, and if and only if (i) Executive terminates her employment in violation of this Agreement before the end of its term (and for a reason other than an event described in Section 2(a) or 7(b) or her constructive termination as described in Section 2(d)), or
(ii) the Company terminates her employment for "cause," as defined in Section 2(b), then for an additional period of one (1) year following the termination of her employment, Executive shall not, directly or indirectly, individually or on behalf of other persons, (A) engage or be interested (whether as owner, stockholder, partner, lender, consultant, employee, agent or otherwise) in any business, activity or enterprise which is then competitive with the business of any division or operation of the Company Group in any region of the United States in which such business is being conducted, it being understood that the Company Group currently is engaged in the business of operating retail women's apparel specialty stores, or (B) hire or employ any person who has been an employee, representative or agent of any member of the Company Group at any time during the twelve (12)-month period preceding the termination of Executive's employment, or solicit, aid or induce such person to leave his or her employment with any member of the Company Group to accept employment with another person or entity. Executive's ownership of less than 5% of any class of stock in a corporation or, during her employment with the Company, her membership on any board of directors that the Board of Directors of the Company then believes does not materially interfere with her material duties to the Company and is not inimical to the interests of the Company shall not be deemed a breach of this Section 6(b). During her employment with the Company, Executive shall not accept an appointment to a board of directors for an organization outside the Company Group that would be materially inconsistent with her performing her material obligations to the Company, and she shall inform the Company's Board of Directors of any and all of her memberships on such boards of directors for an organization outside the Company Group.
   (c) Executive's breach or threatened breach of any provision contained in this Section 6 will result in immediate and irreparable injury to the Company for which the Company would not have an adequate remedy at law. Accordingly, the Company shall be entitled, in addition to all other remedies, to a temporary and permanent injunction and/or a decree for specific performance of the terms of this Section 6, without the necessity of showing any actual damage or posting bond or furnishing other security.
   (d) The provisions of this Section 6 shall survive the termination or expiration of this Agreement (without regard to the reasons therefor), and are in addition to and independent of any agreements or covenants contained in any other agreement and to any rights that the Company may have at law or in equity.
   7. CHANGE IN CONTROL. If a Change in Control occurs during the term of this Agreement, the Executive shall be entitled to the benefits described in
Section 7(b) if Executive's employment is terminated or constructively terminated (as defined in Section 2(d)) coincident with or subsequent to the Change in Control and during the term of this Agreement for reasons other than those stipulated in Section 2(b) of the Agreement.
   (a) Definition of Change in Control. As used in this Agreement, "Change in Control" of the Company means:
   (i) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act of twenty-five percent (25%) or more of either (A) the then outstanding shares of all classes of common stock of the Company (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control:
(1) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege); (2) any acquisition by the Company; (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or (4) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if following such reorganization, merger or consolidation, the conditions described in Section 7(a)(iv)(A),
(iv)(B) and (iv)(C) are satisfied.
   (ii) Individuals who, as of March 23, 1998, constitute the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of the Company (the "Board"); provided, however, that any individual becoming a director subsequent to March 23, 1998, whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or
   (iii) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company; or
   (iv) Approval by the shareholders of the Company of a reorganization, merger or consolidation ("Restructuring") into a resulting corporation or the first to occur of the sale or other disposition (in one transaction or a series of transactions) of all or substantially all of the assets of the Company or the approval by the shareholders of the Company of any such sale or disposition ("Asset Sale") to a purchasing corporation, unless following such Restructuring or Asset Sale (A) more than sixty percent (60%) of, respectively, the then outstanding shares of common stock of the resulting corporation or purchasing corporation, as the case may be ("successor corporation"), and the combined voting power of the then outstanding voting securities of the successor corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Restructuring or Asset Sale, as the case may be, in substantially the same proportions as their ownership, immediately prior to such Restructuring or Asset Sale, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be (for purposes of determining whether such percentage test is satisfied, there shall be excluded from the number of shares and voting securities of the successor corporation owned by the Company's stockholders, but not from the total number of outstanding shares and voting securities of the successor corporation, any shares or voting securities received by any such shareholder in respect of any consideration other than shares or voting securities of the Company), (B) no Person (excluding the Company and any employee benefit plan or related trust of the Company or the successor corporation and any Person beneficially owning, immediately prior to such Restructuring or Asset Sale, directly or indirectly, twenty-five percent (25%) or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, twenty-five percent (25%) or more of, respectively, the then outstanding shares of common stock of the successor corporation or the combined voting power of the then outstanding voting securities of the successor corporation entitled to vote generally in the election of directors, and (C) at least a majority of the members of the board of directors of the successor corporation were members of the
 Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such Restructuring or Asset Sale.
   (b) CHANGE IN CONTROL BENEFITS. The following benefits, less any amounts required to be withheld therefrom under any applicable federal, state or local income tax, other tax, or social security laws or similar statutes, shall be paid to Executive upon any termination of her employment with the Company or upon the constructive termination of her employment (as defined in Section 2(d)) coincident with or subsequent to a Change in Control:
   (i) Within ten (10) days following such a termination, Executive shall be paid, at her then effective Base Salary, for services performed through the date of her termination. In addition, the Company shall: (A) pay any bonus to which she may be entitled to pursuant to Section 3(b); (B) perform its obligations under any unexercised options granted to her; and (C) reimburse expenses incurred prior to such termination in accordance with Section 5 of this Agreement.
   (ii) Within ten (10) days following such a termination, Executive shall be paid a lump sum payment of an amount equal to two and nine-tenths (2.9) times the greater of her then current Base Salary or her Base Salary for the most recent fiscal year ended prior to such termination; provided, that the present value of the amount of any payment under this subparagraph (ii) shall be reduced by the full amount of the present value of all other payments in the nature of compensation to or for the benefit of Executive which are deemed contingent upon a change (A) in the ownership or effective control of the Company or (B) in the ownership of a substantial portion of the assets of the Company as such concepts are defined by Section 280G of the Code and are, from time to time, interpreted by applicable regulations and rulings of the Internal Revenue Service; provided further, that the present value of the amount of any payment under this subparagraph (ii) shall not be reduced by any payments not treated as parachute payments under Code Section 280 G, including, but not limited to, payments under the Company's tax-qualified plans. The sole purpose of the limitation imposed by this proviso is to preclude the amount payable pursuant to this subparagraph (ii) from being characterized as a "parachute payment" under Section 280G of the Code. It is the intention of the parties that this subparagraph be interpreted and construed in a manner so as to allow the greatest dollar payment to Executive without such payment being classified as a "parachute payment," as such term is defined by
Section 280G of the Code. The Company and Executive agree that any dispute between them as to the amount of the payment provided under this subparagraph (ii) and the application of the limitation of Section 280G of the Code shall be resolved by an opinion of competent counsel selected by and acceptable to the Company and Executive. Counsel's fee for the opinion required herein shall be paid by the Company.
   (iii) Executive shall be paid a cash bonus under Section 3(b) for the fiscal year in which such termination occurs, which shall be equal to the greater of her bonus for the most recent fiscal year ended prior to such termination or her bonus for the fiscal year in which such termination occurs based on her then current Base Salary, and assuming that she had been employed by the Company for the entire fiscal year. The bonus shall be paid to Executive in a lump-sum payment within sixty (60) days following the end of the fiscal year in which such termination occurs.
   (iv) Executive shall receive continued Company-paid coverage under the Company's insured or self-insured group health insurance plan for thirty-six
(36) months following the date of her termination, and under the Company's other insured or self-insured welfare benefit plans for a period of one (1) year following the date of her termination. After the conclusion of the thirty-six (36)-month period of continued health coverage hereunder, Executive shall be entitled to receive group health plan coverage under and in accordance with COBRA.
      Payment in accordance with subparagraphs (i), (ii), (iii) and (iv) shall be deemed to constitute a full settlement and discharge of any and all obligations of the Company to Executive arising out of her employment with the Company and the termination or constructive termination thereof, except for any vested rights Executive may then have under any insurance, pension, supplemental pension, retirement savings, profit sharing, employee stock ownership, or stock option plans sponsored or made available by the Company, rights to reimbursement of expenses under this Agreement and any stock option or restricted stock agreements between Executive and the Company.
   8. NO CONFLICTING AGREEMENT. Executive and the Company represent and warrant to each other that they have no obligations to any other person or entity that would affect or conflict with any of their obligations under this Agreement.
   9. NOTICES. Any notice or other communication required or permitted to be given under this Agreement shall be deemed to have been duly given when personally delivered or when sent by certified mail, return receipt requested, postage prepaid, as follows: (a) If to the Company, at the following address: Paul Harris Stores, Inc., 6003 Guion Road, Indianapolis, Indiana 46254, Attention: Secretary of the Company; and (b) if to Executive, at the following address: 9815 Summerlakes Drive, Carmel, Indiana 46032. Either party may change its or her address for the purpose of this Section by written notice similarly given.
   10. SEVERABILITY. If any clause or provision of this Agreement shall be held to be invalid or unenforceable, such clause or provision shall be construed and enforced as if it had been more narrowly drawn so as not to be invalid or unenforceable, and such invalidity and unenforceability shall not affect or render invalid or unenforceable any other provision of this Agreement.
   11. INDEMNIFICATION. The Company shall indemnify and hold Executive harmless from and against all claims, actions, causes of action and suits against her arising out of her performance of, or failure to perform, any acts on behalf of the Company or the Company Group during the period in which she was an officer, director or employee of the Company or of any member of the Company Group to the fullest extent permitted under applicable law. The Company's obligations under this Section 11 shall survive the termination of this Agreement.
   12. MISCELLANEOUS. Except as otherwise expressly provided herein, this Agreement sets forth the parties' final and entire agreement, and it supersedes the June 1996 Employment Agreement and any and all prior understandings with respect to the subject matter hereof. The June 1996 Employment Agreement is hereby terminated and of no further force or effect. The headings in this Agreement are for convenience of reference only and shall not affect the interpretation or construction of this Agreement. This Agreement shall inure to the benefit of and be binding upon the Company, its successors and assigns and upon Executive, and her heirs, administrators and legal representatives. The Company will insist and require that any successor or assign to all or substantially all of the business or assets of the Company, by agreement in form and substance satisfactory to Executive, expressly, absolutely and unconditionally assume and agree to perform the Company's obligations under this Agreement in the same manner and to the same extent that the Company would be required to perform them if no such succession or assignment had taken place. As used in this Agreement, "Company" shall mean the Company as herein before defined and any successor or assign to the business or assets which executes and delivers the agreement provided for in this Section 12 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law. The parties' rights and obligations under this Agreement shall survive the termination of this Agreement and Executive's employment under this Agreement to the extent necessary to the intended preservation of such rights and obligations and to the extent that any performance by the parties is required following the termination of this Agreement. This Agreement may be executed in two or more identical counterparts, all of which shall be considered an original of this Agreement. No failure or delay by either party in exercising any right, option, power or privilege under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any other or further exercise thereof, or the exercise of any other right, option or privilege. This Agreement can be changed, waived or terminated only by a writing signed by Executive and the Company and shall be governed by the internal laws of the State of Indiana (without reference to its rules as to conflicts of laws). In the event of a dispute between Executive and the Company over this Agreement or either party's performance or nonperformance under, or alleged breach of, this

Agreement and Executive obtains a final judgment in her favor from a court of competent jurisdiction from which no appeal may be taken, whether because the time to do so has expired or otherwise, or her claim is settled by the Company prior to the rendering of such a judgment, all reasonable legal fees and expenses incurred by Executive in contesting or disputing this Agreement or either party's performance or nonperformance under, or alleged breach of, this Agreement, in seeking to obtain or enforce any right or benefit provided for in this Agreement, or in otherwise pursuing her claims will be promptly paid by the Company.
      IN WITNESS WHEREOF, the parties have signed this Agreement as of the date first above written.
                                       PAUL HARRIS STORES, INC.


                                   By   /s/ Sally Tassani
                                     ---------------------------
                                   Name:   Sally Tassani
                                   Title: Director and Chairman of the
                                          Compensation Committee -
                                          Board of Director

                                   /s/ Charlotte G. Fischer
                                   -----------------------------
                                         Charlotte G. Fischer

                                 APPENDIX A
                                 ----------

                            CHARLOTTE G. FISCHER
                             PAUL HARRIS STORES
                                STOCK OPTIONS

    Date Granted     Exercise Date       Number       Price Granted
                                        Granted
      08/23/93       July - 94           5,000            4.750
      09/15/93       September - 94      6,000            4.750
      04/29/94       April - 95        100,000            5.680
                     April - 96        116,666            5.680
                     April - 97        116,667            5.680
                     April - 98         16,667            5.680
      10/17/95       October - 96       75,000            1.310
      03/08/96       June - 96         100,000            2.125
      11/22/96       November - 97     100,000            17.50
      01/30/98       January - 98       50,000             8.63
        TOTAL                          686,000

                               APPENDIX B
                        American Eagle Outfitters
                        Ann Taylor
                        Braun's Fashions
                        Cashe
                        Catherine's Stores
                        Charming Shoppes
                        Claire's Stores
                        Clothestime
                        Deb Shops
                        Designs
                        Gantos
                        Loehmann's
                        Mother's Work
                        One Price Clothing Stores
                        United Retail Group
                        Urban Outfitters
                        Wet Seal

                                                             Exhibit 23
                          CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (no. 33-60539 and No. 333-30079) of Paul Harris Stores, Inc. of our report dated March 2, 1998 appearing in this Form 10-K.

Price Waterhouse LLP
Indianapolis, Indiana
April 16, 1998