Form 10-Q
period 1998-05-02
HARRIS PAUL STORES INC
filed 1998-06-16
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
      Exchange Act of  1934 for the quarterly period ended May 2, 1998 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
-----
      Exchange Act of 1934 for the transition period from      to
                                                         ------   ------
                          Commission File Number 0-7264

                            PAUL HARRIS STORES, INC.
             (Exact name of registrant as specified in its charter)

               Indiana                                    35-0907402
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

   6003 Guion Rd., Indianapolis, IN                           46254
 (Address of principal executive offices)                   (Zip Code)

                                   (317) 293-3900
             (Registrant's telephone number, including area code)



Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes     X      No
                                                      ----------    ---------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                              Yes     X      No
                                                      ---------     ---------

As of  June 8, 1998, 11,262,131 common shares were outstanding.

                                        INDEX

                     PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets -- May 3, 1997,
        January 31, 1998 and May 2, 1998                                3

        Consolidated Statements of Income -- For the thirteen
        weeks ended May 3, 1997 and May 2, 1998                         4

        Consolidated Statements of Cash Flows -- For the
        thirteen weeks ended May 3, 1997 and May 2, 1998                5

        Consolidated Statements of Shareholders' Equity --
        For the thirteen weeks ended May 3, 1997 and May 2, 1998        6

        Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       7

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           10

Item 6. Exhibits and Reports on Form 8-K                               12
                                       2


                                 PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (in thousands)

                                                      May 3,       January 31,      May 2,
                                                       1997           1998          1998
                                                  -------------  -------------  -------------
                                                   (unaudited)                   (unaudited)
ASSETS
  Current assets
   Cash and cash equivalents                      $     16,713   $     17,990   $     17,995
   Merchandise inventories                              18,319         31,940         28,531
   Other receivables                                       189          3,330          2,205
   Prepaid expenses                                        856          1,359          1,496
   Deferred income taxes                                     -            124             90
                                                  -------------  -------------  -------------
      Total current assets                              36,077         54,743         50,317
                                                  -------------  -------------  -------------

  Property, fixtures and equipment
   Land, building and improvements                       5,801          5,871          5,895
   Store fixtures and equipment                         15,240         25,838         27,900
   Leasehold improvements and other                     13,180         19,462         21,692
                                                  -------------  -------------  -------------

                                                        34,221         51,171         55,487
   Less: accumulated depreciation and amortization     (14,072)       (16,368)       (17,823)
                                                  -------------  -------------  -------------

      Property, fixtures and equipment, net             20,149         34,803         37,664

  Deferred income taxes                                      -            952             82
  Other assets                                             722            800             76
                                                  -------------  -------------  -------------

                                                  $     56,948   $     91,298    $    89,573
                                                  =============  =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                               $       7,470  $     12,725    $     9,118
   Compensation and related taxes                         1,756         2,780          1,702
   Income taxes payable                                     133           377             76
   Other accrued expenses                                 4,042         4,345          5,211
   Current maturities of long-term debt                     120           120          1,890
                                                  -------------  -------------  -------------
      Total current liabilities                          13,521        20,347         18,687
                                                  -------------  -------------  -------------
  Long-term debt                                          1,890         1,810              -
  Other non-current liabilities                           2,551         3,137          3,248

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued and outstanding
     10,120, 11,256 and 11,262 respectively               1,938        17,354         17,387
   Additional paid-in capital                            10,707        13,904         13,933
   Retained earnings                                     26,341        34,746         36,318
                                                  -------------  -------------  -------------
      Total shareholders' equity                         38,986        66,004         67,638
                                                  -------------  -------------  -------------
                                                   $     56,948  $     91,298    $    89,573
                                                   ============  =============   ============


                    See accompanying "Notes To Consolidated Financial Statements".
                                                    3

                              PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                               UNAUDITED
                                (in thousands, except per share data)


                                                      For the            For the
                                                      thirteen           thirteen
                                                    weeks ended        weeks ended
                                                       May 3,             May 2,
                                                       1997               1998
                                                   ------------       ------------
Net sales                                          $   43,838         $   52,278

Cost of sales, including occupancy expenses
  exclusive of depreciation                            28,016             31,981
                                                   ------------       ------------
   Gross income                                        15,822             20,297

Selling, general and administrative expenses           12,888             16,370
Depreciation and amortization                             920              1,469
                                                   -----------         -----------
   Operating income                                     2,014              2,458
Interest income, net                                      210                123
                                                   ------------       ------------
   Income before income taxes                           2,224              2,581
Provision for income taxes                                900              1,009
                                                   ------------       ------------
   Net income                                      $    1,324         $    1,572
                                                   ===========        ===========
   Basic earnings per share                        $     0.13         $     0.14
                                                   ===========        ===========
   Weighted average number of shares outstanding       10,119             11,260
                                                   ===========        ===========
   Diluted earnings per share                      $     0.13         $     0.14
                                                   ===========        ===========
   Weighted average number of shares and
      share equivalents outstanding                    10,559             11,554
                                                   ===========        ===========

             See accompanying "Notes To Consolidated Financial Statements".
                                               4

                              PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              UNAUDITED
                                            (in thousands)

                                                       For the       For the
                                                      thirteen      thirteen
                                                      weeks ended   weeks ended
                                                       May 3,        May 2,
                                                        1997          1998
                                                     ----------    ----------
Cash flow from operating activities:
Net income                                           $   1,324     $   1,572

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                           920         1,469
   Net disposal of assets                                   75             -
   Deferred income taxes                                     -           159
   Utilization of net operating loss carryforward          744             -
   (Increase) decrease in current assets:
      Merchandise inventories                            1,440         3,409
      Other receivables                                    672         1,125
      Prepaid expenses                                     (20)         (137)
   Increase (decrease) in current liabilities:
      Accounts payable                                  (1,045)       (3,607)
      Compensation and related taxes                    (2,018)       (1,078)
      Income taxes payable                                  96           389
      Other accrued expenses                               488           866
   Other                                                   180           133
                                                     ----------    ----------
 Net cash flow from operating activities                 2,856         4,300
                                                     ----------    ----------
 Net cash flow for investing activities:
   Additions to fixed assets                            (2,112)       (4,317)
                                                     ----------    ----------
 Cash flow (for) from financing activities:
   Repayment of long-term debt                             (40)          (40)
   Proceeds from issuance of common stock and related
     tax benefits                                            8            62
                                                     ----------    ----------
 Net cash flow (for) from financing activities             (32)           22
                                                     ----------    ----------
                                                     $      712    $       5
                                                     ==========    ==========
Cash and cash equivalents
   At beginning of period                            $   16,001    $  17,990
   At end of period                                      16,713       17,995
                                                     ----------    ----------
                                                     $      712    $       5
                                                     ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest          $      100    $      88
                                                     ==========    ==========
   Cash paid during the period for income taxes      $       59    $     427
                                                     ==========    ==========

           See accompanying "Notes To Consolidated Financial Statements".
                                      5

                                 PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 UNAUDITED
                                              (in thousands)


                                                   For the thirteen       For the thirteen
                                                     weeks ended            weeks ended
                                                     May 3, 1997            May 2, 1998
                                                 --------------------   ------------------
                                                 SHARES      AMOUNT     SHARES     AMOUNT
                                                 ------    ---------    ------   ----------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
   Beginning balance                             10,115   $    1,930    11,256   $  17,354
   Exercise of stock options                          5            8         6          33
                                                 ------   ----------    ------   ---------
                   Ending balance                10,120   $    1,938    11,262   $  17,387
                                                 ======   ==========    ======   =========
ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                      $    9,963             $  13,904
   Tax benefit on exercise of stock options                        -                    29
   Benefit of net operating loss carryforward                    744                     -
                                                          ----------             ---------
                   Ending balance                         $   10,707             $  13,933
                                                          =========              =========
RETAINED EARNINGS:
   Beginning balance                                      $   25,017             $  34,746
   Net income                                                  1,324                 1,572
                                                          ----------             ---------
                   Ending balance                         $   26,341             $  36,318
                                                          ==========             =========
                 See accompanying "Notes To Consolidated Financial Statements".
                                             6

                       PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and subsidiaries (the "Company"). The Company is a specialty retailer of moderately priced private-label sportswear and accessories for women.

The unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998, Annual Report on Form 10-K.

In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at May 2, 1998, and for all other periods presented, have been made.

The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years which such fiscal years began. For example, fiscal 1998 refers to the fiscal year that began on February 1, 1998, and will end on January 30, 1999.
The results of operations for the first quarter of fiscal 1998 are not necessarily indicative of the results to be expected for all of fiscal 1998. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.

2. Earnings Per Share

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Prior period earnings per share amounts have been restated in accordance with the provisions of SFAS 128. The following table (in thousands) reconciles the numerators and denominators used in the basic and diluted earnings per share computations:
                                          For the thirteen weeks ended
                                 ---------------------------------------------
                                      May 3, 1997            May 2, 1998
                                 ---------------------    --------------------
                                 Net Income     Shares    Net Income    Shares
                                 ----------     ------    ----------    ------
   Basic earnings per share      $   1, 324     10,119    $    1,572    10,260
   Effect of dilutive options           440                                294
                                 ----------     ------    ----------    ------
   Diluted earning per share     $    1,324     10,559    $    1,572    11,554
                                 ==========     ======    ==========    ======

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company or the retailing industry to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others: local, regional and national economic conditions; extreme or unseasonable weather conditions; legislation and regulatory matters affecting payroll costs or other aspects of retailing; the ability to identify and respond to emerging fashion trends; and governmental actions such as import or trade restrictions.

Overview
The Company is a specialty retailer of moderately-priced causal attire and accessories for women sold under the Paul Harris, Paul Harris Design, and Paul Harris Denim brand names. As of May 2, 1998 the Company operated 282 stores in 29 states with the greatest concentration of stores in the Midwest.

The Company is expanding and remodeling some of its store base. The Company's stores currently average approximately 4,400 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first quarter of fiscal 1998, the Company opened eight stores and closed one store. The Company plans to open 75 net new stores in fiscal 1998. In addition, the Company plans to remodel 80 to 100 stores in fiscal 1998 through fiscal 2000. The Company expects that new stores will be generally located in the Company's existing markets in order to enhance recognition of the Paul Harris name, leverage field management, facilitate targeted marketing efforts and utilize the Company's sales team at its greatest operational efficiency.

Results of Operations
The following discussion is based upon the unaudited financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.

                     PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS AS A
                               PERCENTAGE OF NET SALES
                                                     Thirteen weeks ended
                                                   ------------------------
                                                        May 3,     May 2,
                                                        1997       1998
                                                      --------   --------
     Net sales                                         100.0%     100.0%
     Cost of sales, including occupancy
      expenses exclusive of depreciation (1)            63.9%      61.2%
                                                      --------   --------
       Gross income                                     36.1%      38.8%
     Selling, general and administrative expenses (2)   29.4%      31.3%
     Depreciation and amortization                       2.1%       2.8%
                                                      --------   --------
       Operating income                                  4.6%       4.7%
     Interest income, net                                0.5%       0.2%
                                                      --------   --------
       Income before income taxes                        5.1%       4.9%
     Provision for income taxes                          2.1%       1.9%
                                                      --------   --------
       Net income                                        3.0%       3.0%
                                                      ========   ========
-------------------------------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2)  Includes all store level occupancy expenses not included in cost of sales.
                                       8

The Company's net sales increased to $52.3 million in the first quarter of fiscal 1998 from $43.8 million in the first quarter of fiscal 1997, an increase of $8.5 million or 19.3%. The increase in net sales was primarily attributable to a 27.6 % increase in store count. The Company operated 282 stores as of May 2, 1998, compared to 221 stores on May 3, 1997. Comparable store sales were flat for the quarter.

Gross income increased to $20.3 million in the first quarter of fiscal 1998 from $15.8 million in the prior year, an increase of $4.5 million or 28.3%. Gross income, as a percentage of net sales, increased to 38.8% in the first quarter of fiscal 1998 from 36.1% of net sales in the first quarter of fiscal 1997. Gross income primarily increased due to the increase in net sales. Gross income, as a percentage of net sales, increased as a result of a management decision to offer fewer sales promotions for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Selling, general and administrative expenses increased to $16.4 million, or 31.3% of net sales, for the first quarter of fiscal 1998 from $12.9 million, or 29.4% of net sales, for the first quarter of fiscal 1997. The increase of $3.5 million was primarily the result of increased payroll and related benefits costs for 61 net new stores (including the effect of the increase in minimum wage effective September 1, 1997) and increased common area maintenance charges in some of the newer stores.

Depreciation and amortization increased to $1.5 million for the first quarter of fiscal 1998 from $920,000 for the first quarter of fiscal 1997, an increase of 59.7%. The increase is a result of an approximately $21.3 million increase in fixed assets at the end of the first quarter of fiscal 1998 compared to the end of the first quarter of fiscal 1997. In addition, new point of sale equipment purchased during fiscal 1997 has a shorter depreciable life than the majority of the other assets of the Company. As a percentage of net sales, depreciation and amortization increased to 2.8% in the first quarter of fiscal 1998 from 2.1% in the first quarter of fiscal 1997.

Operating income increased to $2.5 million in the first quarter of fiscal 1998 from $2.0 million for the first quarter of fiscal 1997, an increase of 22.0% as a result of the factors discussed above. As a percentage of net sales, operating income increased to 4.7% in the first quarter of fiscal 1998 from 4.6% in the first quarter of fiscal 1997.

Interest income, net, of $123,000 for the first quarter of fiscal 1998 decreased by $87,000 from interest income, net, of $210,000 for the first quarter of fiscal 1997. The decrease was primarily due to lower average cash balances during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 as a result of increased capital spending (see "Liquidity and Capital Resources").

The provision for income taxes was $1.0 million for the first quarter of fiscal 1998 as compared to $900,000 for the first quarter of fiscal 1997, an increase of $100,000 or 12.1%, primarily as a result of the increase in income before income taxes. The Company's effective tax rate of 39.1% for the first quarter of fiscal 1998 decreased from 40.5% for the first quarter of fiscal 1997 primarily as a result of lower state effective income tax rates.

As a result of the above factors, the Company's net income increased to $1.6 million for the first quarter of fiscal 1998 from $1.3 million for the first quarter of fiscal 1997, an increase of $300,000 or 18.7%.



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

Liquidity and Capital Resources

The Company's primary sources of working capital consist of internally generated cash and its $30.0 million secured, revolving credit facility.
While this credit facility is principally intended for letters of credit for import merchandise, the Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 1999. The annual interest rate on borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25%. In addition, letters of credit carry an initial issuance fee plus a fee of 0.25% of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At May 2, 1998, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $6.3 million. On the same date, there were no outstanding direct borrowings under the credit facility.

The Company made capital expenditures of approximately $4.3 million in the first quarter of fiscal 1998, primarily for opening new stores (approximately $2.4 million) for remodeling existing stores (approximately $1.3 million) and for the purchase of point of sale equipment (approximately $530,000). The Company anticipates opening 75 net new stores in fiscal 1998. In addition, the Company plans to remodel 80 to 100 stores in fiscal 1998 through fiscal 2000.

Net cash flow from operating activities was $4.3 million in the first quarter of fiscal 1998 compared to $2.9 million in the first quarter of fiscal 1997. The primary reason for the increase in net cash flow from operating activities was a result of higher earnings before depreciation and amortization charges. Net cash flow from financing activities aggregated $22,000 in the first quarter of fiscal 1998.

Cash and cash equivalents were the $18.0 million both at the beginning and at the end of the first quarter of fiscal 1998.

Management believes that cash generated from operations and borrowings under the Company's credit facility, if any, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1998, the Company held its annual meeting of shareholders.

The shareholders elected the following directors by the vote indicated, to serve until the annual meeting of shareholders as indicated:

                                                                     TERM
      Name of Nominee                         FOR      WITHHELD     EXPIRES
                                          ---------   ----------   --------
      Leslie Nathanson Juris, Ph.D        9,597,529     136,100      2001
      John E. Peters                      9,598,264     136,835      2001

There were 0 broker non-votes.

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:
                                                      Term
      Name                                           Expires
      ----------------------                         -------
      Richard A. Feinberg, Ph.D                        1999
      Charlotte G. Fischer                             2000
      James T. Morris                                  2000
      Sally M. Tassani                                 2000

First amendment to the Company's 1996 Stock Option and Incentive Plan was approved by the following vote:

 7,834,727 For   1,865,559 Against   33,978 Abstentions    100 Broker Non-votes

The Company's 1998 Cash Bonus Performance Plan for Executive Officers was approved by the following vote:

 7,709,526 For   1,772,259 Against  169,414 Abstentions 83,165 Broker Non-votes

Price Waterhouse LLP was approved as auditors for the Company for the fiscal year 1998 by the following vote:

 9,683,685 For      17,092 Against   33,587 Abstentions      0 Broker Non-votes

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: (10)(m)    First Amendment to Rights Agreement
                (10)(n)    First Amendment to the 1996 Stock Option and
                           Incentive Plan
                (10)(o)    1998 Cash Bonus Performance Plan
                (27)       Financial Data Schedule
                (27)       Restated 9 months ended November 2, 1996
                (27)       Restated 3 months ended May 3, 1997
                (27)       Restated 6 months ended August 2, 1997
                (27)       Restated 9 months ended November 1, 1997
                (27)       Restated 12 months ended February 1, 1997

  (b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Paul Harris Stores, Inc.
                                                      (Registrant)

Date:  June 15, 1998              /s/ John H. Boyers
                                 ----------------------
                                 Senior Vice President -- Finance and Treasurer (Signing on behalf of the registrant and as principal financial officer)
                                      12