Form 10-Q/A
period 1998-05-02
HARRIS PAUL STORES INC
filed 1998-06-19
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q/A
                                 First Amendment

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


                          EXPLANATORY NOTE

Registrant submits this amendment to correct three line item errors under the May 2, 1998 column of its Consolidated Balance Sheet. Line item corrections are to "Deferred Income Taxes", "Other assets" and "Income taxes payable"

                                 PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (in thousands)

                                                      May 3,       January 31,      May 2,
                                                       1997           1998          1998
                                                  -------------  -------------  -------------
                                                   (unaudited)                   (unaudited)
ASSETS
  Current assets
   Cash and cash equivalents                      $     16,713   $     17,990   $     17,995
   Merchandise inventories                              18,319         31,940         28,531
   Other receivables                                       189          3,330          2,205
   Prepaid expenses                                        856          1,359          1,496
   Deferred income taxes                                     -            124             90
                                                  -------------  -------------  -------------
      Total current assets                              36,077         54,743         50,317
                                                  -------------  -------------  -------------

  Property, fixtures and equipment
   Land, building and improvements                       5,801          5,871          5,895
   Store fixtures and equipment                         15,240         25,838         27,900
   Leasehold improvements and other                     13,180         19,462         21,692
                                                  -------------  -------------  -------------

                                                        34,221         51,171         55,487
   Less: accumulated depreciation and amortization     (14,072)       (16,368)       (17,823)
                                                  -------------  -------------  -------------

      Property, fixtures and equipment, net             20,149         34,803         37,664

  Deferred income taxes                                      -            952            827
  Other assets                                             722            800            765
                                                  -------------  -------------  -------------

                                                  $     56,948   $     91,298    $    89,573
                                                  =============  =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                               $       7,470  $     12,725    $     9,118
   Compensation and related taxes                         1,756         2,780          1,702
   Income taxes payable                                     133           377            766
   Other accrued expenses                                 4,042         4,345          5,211
   Current maturities of long-term debt                     120           120          1,890
                                                  -------------  -------------  -------------
      Total current liabilities                          13,521        20,347         18,687
                                                  -------------  -------------  -------------
  Long-term debt                                          1,890         1,810              -
  Other non-current liabilities                           2,551         3,137          3,248

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued and outstanding
     10,120, 11,256 and 11,262 respectively               1,938        17,354         17,387
   Additional paid-in capital                            10,707        13,904         13,933
   Retained earnings                                     26,341        34,746         36,318
                                                  -------------  -------------  -------------
      Total shareholders' equity                         38,986        66,004         67,638
                                                  -------------  -------------  -------------
                                                   $     56,948  $     91,298    $    89,573
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

                                               Paul Harris Stores, Inc.
                                                      (Registrant)

Date:  June 19, 1998              /s/ John H. Boyers
                                 ----------------------
                                 Senior Vice President -- Finance and Treasurer (Signing on behalf of the registrant and as principal financial officer)