Form 10-Q
period 1998-08-01
HARRIS PAUL STORES INC
filed 1998-09-15
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
      Exchange Act of  1934 for the quarterly period ended August 1, 1998 or

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

As of  August 28, 1998, 11,219,131 common shares were outstanding.

                                       INDEX

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                         Page #

      Consolidated Balance Sheets -- August 2, 1997,
      January 31, 1998 and August 1, 1998                               3

      Consolidated Statements of Income -- For the thirteen
      weeks ended August 2, 1997 and August 1, 1998                     4

      Consolidated Statements of Income -- For the twenty-six
      weeks ended August 2, 1997 and August 1, 1998                     5

      Consolidated Statements of Cash Flows -- For the twenty-six
      weeks ended August 2, 1997 and August 1, 1998                     6

      Consolidated Statements of Shareholders' Equity -- For the
      twenty-six  weeks ended August 2, 1997 and August 1, 1998         7

      Notes to Consolidated Financial Statements                        8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       8

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                13
                                      2

                            PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                         (in thousands)

                                                August 2,   January 31,   August 1,
                                                  1997         1998         1998
                                              ------------ ------------ ------------
                                              (unaudited)               (unaudited)
ASSETS
  Current assets
   Cash and cash equivalents                  $    25,876  $    17,990  $    10,541
   Merchandise inventories                         23,497       31,940       33,515
   Other receivables                                1,091        3,330        3,174
   Prepaid expenses                                 1,349        1,359        1,397
   Deferred income taxes                                -          124          100
                                              ------------ ------------ ------------
Total current assets                               51,813       54,743       48,727
                                              ------------ ------------ ------------

  Property, fixtures and equipment
   Land, building and improvements                  5,818        5,871        5,978
   Store fixtures and equipment                    18,674       25,838       31,869
   Leasehold improvements and other                13,677       19,462       24,180
                                              ------------ ------------ ------------
                                                   38,169       51,171       62,027
   Accumulated depreciation and amortization      (14,959)     (16,368)     (18,864)
                                              ------------ ------------ ------------
      Property, fixtures and equipment, net        23,210       34,803       43,163

  Deferred income taxes                                 -          952          529
  Other assets                                        709          800          772
                                              ------------ ------------ ------------
                                              $    75,732  $    91,298  $    93,191
                                              ============ ============ ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                           $     9,876  $    12,725  $    14,453
   Compensation and related taxes                     954        2,780          824
   Income taxes payable                                 -          377            -
   Other accrued expenses                           4,296        4,345        4,944
   Current maturities of long-term debt               120          120        1,870
                                              ------------ ------------ ------------
      Total current liabilities                    15,246       20,347       22,091
                                              ------------ ------------ ------------
  Long-term debt                                    1,870        1,810            -
  Other non-current liabilities                     2,674        3,137        3,348

  Shareholders' equity
   Preferred stock (no par value)
     Authorized 1,000 shares; none issued
   Common stock (no par value)
     Authorized 20,000 shares; issued
     11,172, 11,256 and 11,264 respectively        17,073       17,354       17,390
   Additional paid-in capital                      11,362       13,904       13,933
   Retained earnings                               27,507       34,746       36,891
                                              ------------ ------------ ------------
                                                   55,942       66,004       68,214
   Common stock in treasury, at cost
     0, 0, and 45 shares respectively                   -            -         (462)
                                              ------------ ------------ ------------
      Total shareholders' equity                   55,942       66,004       67,752
                                              ------------ ------------ ------------
                                              $    75,732  $    91,298  $    93,191
                                              ============ ============ ============
                See accompanying "Notes To Consolidated Financial Statements".

                        PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        UNAUDITED
                          (in thousands, except per share data)

                                                     For the         For the
                                                     thirteen        thirteen
                                                    weeks ended     weeks ended
                                                    August 2,       August 1,
                                                       1997            1998
                                                   -----------     -----------
Net sales                                          $   40,920      $   48,095

Cost of sales, including occupancy expenses
  exclusive of depreciation                            25,496          29,966
                                                   -----------     -----------

   Gross income                                        15,424          18,129

Selling, general and administrative expenses           12,771          15,880
Depreciation and amortization                           1,040           1,423
                                                   -----------     -----------

   Operating income                                     1,613             826

Interest income, net                                      345             124
                                                   -----------     -----------

   Income before income taxes                           1,958             950

Provision for income taxes                                793             377
                                                   -----------     -----------

   Net income                                      $    1,165      $      573
                                                   ===========     ===========

   Basic earnings per share                        $     0.11      $     0.05
                                                   ===========     ===========


   Weighted average number of shares outstanding       10,945          11,261
                                                   ===========     ===========


   Diluted earnings per share                      $     0.10      $     0.05
                                                   ===========     ===========

   Weighted average number of shares and
   share equivalents outstanding                       11,356          11,605
                                                   ===========     ===========

           See accompanying "Notes To Consolidated Financial Statements".

                      PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                      UNAUDITED
                         (in thousands, except per share data)

                                                     For the          For the
                                                    twenty-six       twenty-six
                                                    weeks ended      weeks ended
                                                    August 2,        August 1,
                                                       1997             1998
                                                   -----------      -----------
Net sales                                          $   84,758       $  100,373

Cost of sales, including occupancy expenses
  exclusive of depreciation                            53,512           61,947
                                                   -----------      -----------

   Gross income                                        31,246           38,426

Selling, general and administrative expenses           25,659           32,250
Depreciation and amortization                           1,960            2,892
                                                   -----------      -----------

   Operating income                                     3,627            3,284

Interest income, net                                      555              247
                                                   -----------      -----------

   Income before income taxes                           4,182            3,531

Provision for income taxes                              1,693            1,386
                                                   -----------      -----------

   Net income                                      $    2,489       $    2,145
                                                   ===========      ===========

   Basic earnings per share                        $     0.24       $     0.19
                                                   ===========      ===========


   Weighted average number of shares outstanding       10,532           11,261
                                                   ===========      ===========


   Diluted earnings per share                      $     0.23       $     0.19
                                                   ===========      ===========

   Weighted average number of shares and
      share equivalents outstanding                    10,957           11,579
                                                   ===========      ===========

       See accompanying "Notes To Consolidated Financial Statements".

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     UNAUDITED
                                   (in thousands)

                                                       For the       For the
                                                      twenty-six    twenty-six
                                                      weeks ended   weeks ended
                                                      August 2,     August 1,
                                                        1997          1998
                                                     ----------    ----------
Cash flow from operating activities:
Net income                                           $   2,489     $   2,145

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                         1,960         2,892
   Net disposal of assets                                  103           298
   Deferred income taxes                                     -           447
   Utilization of net operating loss carryforward        1,399             -
   (Increase) decrease in current assets:
      Merchandise inventories                           (3,738)       (1,575)
      Other receivables                                   (230)          156
      Prepaid expenses                                    (513)          (38)
   Increase (decrease) in current liabilities:
      Accounts payable                                   1,361         1,728
      Compensation and related taxes                    (2,820)       (1,956)
      Income taxes payable                                 (37)         (377)
      Other accrued expenses                               742           599
   Other                                                   317           222
                                                     ----------    ----------

 Net cash flow from operating activities                 1,033         4,541
                                                     ----------    ----------

 Net cash flow for investing activities:
   Additions to fixed assets                            (6,241)      (11,533)
                                                     ----------    ----------

 Cash flow (for) from financing activities:
   Repayment of long-term debt                             (60)          (60)
   Proceeds from issuance of common stock and related
    tax benefits                                        15,143            65
   Purchase of treasury stock                                -          (462)
                                                     ----------    ----------

 Net cash flow (for) from financing activities          15,083          (457)
                                                     ----------    ----------

                                                     $   9,875     $  (7,449)
                                                     ==========    ==========
Cash and cash equivalents
   At beginning of period                            $  16,001     $  17,990
   At end of period                                     25,876        10,541
                                                     ----------    ----------

                                                     $   9,875     $  (7,449)
                                                     ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest          $     168     $     153
                                                     ==========    ==========

   Cash paid during the period for income taxes      $     432     $   2,023
                                                     ==========    ==========

         See accompanying "Notes To Consolidated Financial Statements".

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  UNAUDITED
                                (in thousands)

                                             For the twenty-six     For the twenty-six
                                                 weeks ended            weeks ended
                                               August 2, 1997         August 1, 1998
                                               Shares   Amount       Shares    Amount
                                             ---------  ----------   ---------  ----------
Preferred stock (1,000 authorized):

Common stock (20,000 authorized):
   Beginning balance                            10,115  $    1,930     11,256  $   17,354
   Stock offering                                  995      14,959          -           -
   Exercise of stock options                        62         184          8          36
                                             ---------  ----------   ---------  ----------

                   Ending balance               11,172  $   17,073     11,264  $   17,390
                                             ========== ===========   ======== ===========

Additional paid in capital:
   Beginning balance                                    $    9,963             $   13,904
   Tax benefit on exercise of stock options                      -                     29
   Benefit of net operating loss carryforward                1,399                      -
                                                        -----------            -----------
                   Ending balance                       $   11,362             $   13,933
                                                        ===========            ============

Retained earnings:
   Beginning balance                                    $   25,018             $   34,746
   Net income                                                2,489                  2,145
                                                        -----------            -----------
                   Ending balance                       $   27,507             $   36,891
                                                        ===========            ===========

Common stock in treasury:
   Beginning balance                                 -  $        -          -  $        -
   Purchase of treasury stock                        -           -         45        (462)
                                             ---------  ----------  ---------  ----------
                                                     -           -          -
                   Ending balance                    -  $        -         45  $     (462)
                                             ========== ===========   ======== ===========

                 See accompanying "Notes To Consolidated Financial Statements".

                       PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and subsidiaries (the "Company"). The Company is a specialty retailer of moderately priced private-label causal attire and accessories for women.
The unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998, Annual Report on Form 10-K.
In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at August 1, 1998, and for all other periods presented, have been made.
The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 1998 refers to the fiscal year that began on February 1, 1998, and will end on January 30, 1999.
The results of operations for the first and second quarter of fiscal 1998 are not necessarily indicative of the results to be expected for all of fiscal 1998. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.
2. Earnings Per Share
In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Prior period earnings per share amounts have been restated in accordance with the provisions of SFAS
128. The following table (in thousands) reconciles the numerators and denominators used in the basic and diluted earnings per share computations:

                             For the thirteen weeks ended             For the twenty-six weeks ended
                             ----------------------------             ------------------------------
                             August 2, 1997    August 1, 1998      August 2, 1997         August 1, 1998
                           ------------------------------------  ---------------------------------------
                           Net Income Shares  Net Income Shares  Net Income Shares    Net Income  Shares
Basic earnings per share   $   1,165  10,945  $     573  11,261  $   2,489  10,532    $   2,145   11,261
Effect of dilutive options         -     411          -     344          -     425            -      318
                           ---------  ------  ---------  ------  ---------  ------    ---------   ------
Diluted earning per share  $   1,165  11,356  $     573  11,605  $   2,489  10,957    $   2,145   11,579
                           =========  ======  =========  ======  =========  ======    =========   ======


3. Treasury Stock Repurchase Program
The Board of Directors approved a stock repurchase plan on July 14, 1998. The Board authorized the Company to repurchase up to 500,000 shares of its outstanding common stock at prevailing market prices for up to an aggregate amount of $6.0 million. As of August 1, 1998 the Company has acquired 45,000 shares for $462,000.

 .Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company or the retailing industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: local, regional and national economic conditions; extreme or unseasonable weather conditions; legislation and regulatory matters affecting payroll costs or other aspects of retailing; the ability to identify and respond to emerging fashion trends; and governmental actions such as import or trade restrictions.
Overview
The Company is a specialty retailer of moderately-priced casual attire and accessories for women sold under the Paul Harris, Paul Harris Design, and Paul Harris Denim brand names. As of August 1, 1998, the Company operated 288 stores in 29 states with the greatest concentration of stores in the Midwest. The Company is expanding and remodeling some of its store base. The Company's stores currently average approximately 4,500 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first half of fiscal 1998, the Company opened twenty-three stores and closed ten stores. The Company expects that new stores will be generally located in the Company's existing markets in order to enhance recognition of the Paul Harris name, leverage field management, facilitate targeted marketing efforts and utilize the Company's sales team at its greatest operational efficiency.
Results of Operations
The following discussion is based upon the unaudited financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.

                        PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                              RESULTS OF OPERATIONS AS A
                                PERCENTAGE OF NET SALES
                                                Thirteen weeks ended Twenty-six weeks ended
                                                -------------------- ----------------------
                                                 August 2, August 1, August 2, August 1,
                                                  1997      1998      1997      1998
                                                 ------   ------    ------    ------
Net sales                                        100.0%   100.0%    100.0%    100.0%
Cost of sales, including occupancy
  expenses exclusive of depreciation (1)          62.3%    62.3%     63.1%     61.7%
                                                 ------   ------    ------    ------
   Gross income                                   37.7%    37.7%     36.9%     38.3%

Selling, general and administrative expenses(2)   31.2%    33.0%     30.3%     32.1%
Depreciation and amortization                      2.5%     3.0%      2.3%      2.9%
                                                 ------   ------    ------    ------
   Operating income                                4.0%     1.7%      4.3%      3.3%

Interest income, net                               0.8%     0.3%      0.7%      0.2%
                                                 ------   ------    ------    ------
   Income before income taxes                      4.8%     2.0%      5.0%      3.5%

Provision for income taxes                         1.9%     0.8%      2.0%      1.4%
                                                 ------   ------    ------    ------
   Net income                                      2.9%     1.2%      3.0%      2.1%
                                                  =====    =====     =====     =====
-----------------------------------------------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2) Includes all store level occupancy expenses not included in cost of sales.

Second quarter of fiscal 1998
The Company's net sales increased to $48.1 million in the second quarter of fiscal 1998 from $40.9 million in the second quarter of fiscal 1997, an increase of $7.2 million or 17.5%. The increase in net sales was primarily attributable to a 23.6% increase in store count. The Company operated 288 stores as of August 1, 1998 compared to 233 stores on August 2, 1997. Comparable store sales were down 4% for the quarter.
Gross income increased to $18.1 million in the second quarter of fiscal 1998 from $15.4 million in the prior year, an increase of $2.7 million or 17.5%. Gross income, as a percentage of net sales, was 37.7% in the second quarter of fiscal 1998 which was unchanged from the second quarter of fiscal 1997.
Gross income primarily increased due to the increase in net sales. Gross income, as a percentage of net sales, was positively impacted by the increase in selling margin as a result of a management decision to offer fewer sales promotions for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Gross income, for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, as a percentage of net sales, was negatively impacted by the increase in occupancy expenses, especially for stores opened in the last twelve months.
Selling, general and administrative expenses increased to $15.9 million, or 33.0% of net sales, for the second quarter of fiscal 1998 from $12.8 million, or 31.2% of net sales, for the second quarter of fiscal 1997. The increase of $3.1 million was primarily the result of increased store payroll costs and occupancy expense to support the increase in sales and planned store growth.. Partially offsetting this increase was a $300,000 one time gain recorded upon the filing of amended property tax returns related to prior years. Depreciation and amortization increased to $1.4 million for the second quarter of fiscal 1998 from $1.0 million for the second quarter of fiscal 1997, an increase of $383,000 or 36.8%. The increase is a result of $20.0 million net increase in fixed assets at the end of the second quarter of fiscal 1998 compared to the end of the second quarter of fiscal 1997. In addition, the new point of sale equipment purchased in fiscal 1997 has a shorter depreciable life than most other depreciable assets of the Company. As a percentage of net sales, depreciation and amortization increased to 3.0% in the second quarter of fiscal 1998 from 2.5% in the second quarter of fiscal 1997. Operating income decreased to $826,000 in the second quarter of fiscal 1998 from $1.6 million for the second quarter of fiscal 1997, a decrease of $787,000 or 48.8%. As a percentage of net sales, operating income decreased to 1.7% in the second quarter of fiscal 1998 from 4.0% in the second quarter of fiscal 1997.
Interest income, net, of $124,000 for the second quarter of fiscal 1998 decreased by $221,000 from interest income, net, of $345,000 for the second quarter of fiscal 1997. This was primarily due to lower cash balances resulting from the purchase of $20.0 million in fixed assets since the end of the second quarter of fiscal 1997.
The provision for income taxes, based on statutory rates, was $377,000 for the second quarter of fiscal 1998 as compared to $793,000 for the second quarter of fiscal 1997, a decrease of $416,000, as a result of the decrease in income before income taxes. The Company's effective tax rate of 39.7% in the second quarter of fiscal 1998 was lower than the 40.5% in the second quarter of fiscal 1997 primarily as a result of lower state effective income tax rates. As a result of the above factors, the Company's net income decreased to $573,000 for the second quarter of fiscal 1998 from $1.2 million for the second quarter of fiscal 1997.
                                      10

First half of fiscal 1998
The Company's net sales increased to $100.4 million in the first half of fiscal 1998 from $84.8 million in the first half of fiscal 1997, an increase of $15.6 million or 18.4%. The increase in net sales was primarily attributable to a 23.6% increase in store count. The Company operated 288 stores as of August 1, 1998 compared to 233 stores on August 2, 1997. Comparable store sales were down 2% for the first half of fiscal 1998.
Gross income increased to $38.4 million in the first half of fiscal 1998 from $31.2 million in the prior year, an increase of $7.2 million or 23.0%. Gross income, as a percentage of net sales, increased to 38.3% in the first half of fiscal 1998 from 36.9% of net sales for the first half of fiscal 1997. Gross income primarily increased due to the increase in net sales. Gross income, as a percentage of net sales, was positively impacted by the increase in selling margin as a result of a management decision to offer fewer sales promotions for the first half of fiscal 1998 compared to the first half of fiscal 1997. Partially offsetting this, as a percentage of net sales, was the increase in occupancy expenses, especially for stores opened in the last twelve months, for the first half of fiscal 1998 compared to the first half of fiscal 1997. Selling, general and administrative expenses increased to $32.2 million, or 32.1% of net sales, for the first half of fiscal 1998 from $25.7 million, or 30.3% of net sales, for the first half of fiscal 1997. The increase of $6.5 million was primarily the result of increased store payroll costs and occupancy expense to support the increase in sales and planned store growth. Partially offsetting this increase was a $300,000 one time gain recorded upon the filing of amended property tax returns related to prior years. Depreciation and amortization increased to $2.9 million for the first half of fiscal 1998 from $2.0 million for the first half of fiscal 1997, an increase of $0.9 million or 47.6%. The increase is a result of $20.0 million net increase in fixed assets at the end of the first half of fiscal 1998 compared to the end of the first half of fiscal 1997. In addition, the new point of sale equipment purchased in fiscal 1997 has a shorter depreciable life than most other depreciable assets of the Company. As a percentage of net sales, depreciation and amortization increased to 2.9% in the first half of fiscal 1998 from 2.3% in the first half of fiscal 1997 as a result of $20.0 million net increase in fixed asset purchases during the last twelve months.
Operating income decreased to $3.3 million in the first half of fiscal 1998 from $3.6 million for the first half of fiscal 1997, a decrease of $343,000 or 9.5%. As a percentage of net sales, operating income decreased to 3.3% in the first half of fiscal 1998 from 4.3% in the first half of fiscal 1997.
Interest income, net, of $247,000 for the first half of fiscal 1998 decreased by $308,000 from an interest income, net, of $555,000 for the first half of fiscal 1997. This was primarily due to lower cash balances as a result of the net increase in fixed assets of $20.0 million at the end of the first half of fiscal 1998 compared to the end of the first half of fiscal 1997.
The provision for income taxes, based on statutory rates, was $1.4 million for the first half of fiscal 1998 as compared to $1.7 million for the first half of fiscal 1997, a decrease of $307,000, as a result of the decrease in income before income taxes. The Company's effective tax rate of 39.3% in the first half of fiscal 1998 was lower than the 40.5% in the first half of fiscal 1997 primarily as a result of lower state effective income tax rates.
As a result of the above factors, the Company's net income decreased to $2.1 million for the first half of fiscal 1998 from $2.5 million for the first half of fiscal 1997.
                                      11

Seasonality
The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.
Liquidity and Capital Resources
The Company's primary sources of working capital consist of internally generated cash and a $30.0 million secured, revolving credit facility. While this credit facility is principally intended for letters of credit for import merchandise, the Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 1999.
The annual interest rate on borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25%. In addition, letters of credit carry an initial issuance fee plus a fee of 0.25% of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At August 1, 1998, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $11.3 million. On the same date, there were no outstanding direct borrowings under the credit facility.
The Company made capital expenditures of approximately $11.5 million in the first half of fiscal 1998, primarily for opening 23 new stores for $4.8 million and $4.2 million for remodeling and relocation of existing stores.
The company anticipates opening 25 to 30 new stores for approximately $6.0 million to $7.0 million during the remainder of this fiscal year.
Net cash flow from operating activities was $4.5 million in the first half of fiscal 1998 compared to $1.0 million in the first half of fiscal 1997. The primary reason for the increase in net cash flow was a smaller increase in merchandise inventories for the first half of fiscal 1998 compared to the first half of fiscal 1997. Net cash flow from financing activities, for the first half of fiscal 1998, included the repurchase of 45,000 shares of the Company's stock for $462,000 compared to receiving proceeds of $15.1 million from the issuance of common stock in the first half of fiscal 1997.
Cash and cash equivalents decreased from $25.9 million at the end of the first half of fiscal 1997 to $10.5 million at the end of the first half of fiscal 1998 primarily due to the purchase of fixed assets.
Management believes that cash generated from operations and borrowings under the Company's credit facility, if any, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.
                                      12

Year 2000 Compliance
The year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. The Company and other retailers are vulnerable to the industry's dependence on electronic point of sale and inventory control systems.
In May 1996, the Company initiated the process of preparing its computer systems and applications for the year 2000. This process included replacing the store point of sale systems during the third quarter of fiscal 1997 and will involve upgrading corporate hardware and software components by the first quarter of fiscal 1999. Management estimates the total cumulative costs will be approximately $8.2 million, which includes the $6.2 million already invested in the new point of sale systems and $615,000 invested in new mainframe software.
Management believes that the expenditures required to bring the Company's systems into compliance will not have a materially adverse effect on the Company's performance. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.
Moreover, to operate its business, the Company relies upon government agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company has contacted and will continue to contact its key suppliers and other third party service providers to inquire as to their year 2000 readiness. If these third parties do not adequately address their year 2000 issues, the Company's business my be materially affected which could result in a materially adverse effect on the Company's results of operations and financial condition.
The Company has not to date developed any contingency plans in the event the Company or any key third party providers should fail to become year 2000 complaint.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits:   (27)         Financial Data Schedule

      (b) Reports on Form 8-K: None
                                      13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Paul Harris Stores, Inc.
                                                      (Registrant)

Date:  September 15,1998         /s/ John H. Boyers
                                 ----------------------
                                 Senior Vice President -- Finance and
Treasurer
                                 (Signing on behalf of the registrant and as
                                   principal financial officer)
                                      14