Form 10-Q
period 1998-10-31
PAUL HARRIS STORES INC
filed 1998-12-15
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
      Exchange Act of  1934 for the quarterly period ended October 31, 1998 or

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

As of  November 23, 1998, 10,777,147 common shares were outstanding.

                                     INDEX

PAUL HARRIS STORES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                           Page #

      Consolidated Balance Sheets - October 31, 1998,
      January 31, 1998 and November 1, 1997                             3

      Consolidated Statements of Income -- For the thirteen
      weeks ended October 31, 1998 and November  1, 1997                4

      Consolidated Statements of Income -- For the thirty-nine
      weeks ended October 31, 1998 and November 1, 1997                 5

      Consolidated Statements of Cash Flows -- For the thirty-nine
      weeks ended October 31, 1998 and November 1, 1997                 6

      Consolidated Statements of Shareholders' Equity -- For the
      thirty-nine weeks ended October 31, 1998 and November 1, 1997     7

      Notes to Consolidated Financial Statements                        8

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                         8

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               13


                            PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                         (in thousands)

                                                    October 31,  January 31,  November 1,
                                                        1998        1998        1997
                                                    -----------  -----------  ------------
                                                    (unaudited)               (unaudited)
ASSETS
  Current assets
   Cash and cash equivalents                        $     3,000  $    17,990  $    16,049
   Merchandise inventories                               45,951       31,940       41,741
   Other receivables                                      5,221        3,330        1,552
   Prepaid expenses                                       1,402        1,359          985
   Deferred income taxes                                    502          124          183
                                                    ------------ ------------ ------------
      Total current assets                               56,076       54,743       60,510

  Property, fixtures and equipment
   Land, building and improvements                        5,978        5,871        5,850
   Store fixtures and equipment                          38,096       25,838       21,955
   Leasehold improvements and other                      24,812       19,462       18,192
                                                    ------------ ------------ ------------
                                                         68,886       51,171       45,997
   Less: accumulated depreciation and amortization      (20,509)     (16,368)     (15,313)
                                                    ------------ ------------ ------------
      Property, fixtures and equipment, net              48,377       34,803       30,684

  Deferred income taxes                                       -          952        2,147
  Other assets                                              752          800          789
                                                    ------------ ------------ ------------
                                                    $   105,205  $    91,298  $    94,130
                                                    ============ ============ ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Short-term borrowings                            $     4,900  $         -  $         -
   Accounts payable                                      19,735       12,725       19,417
   Compensation and related taxes                         2,247        2,780        2,149
   Income taxes payable                                       -          377           53
   Other accrued expenses                                 6,517        4,345        5,412
   Current maturities of long-term debt                   1,840          120          120
                                                    ------------ ------------ ------------
      Total current liabilities                          35,239       20,347       27,151
                                                    ------------ ------------ ------------
  Long-term debt                                              -        1,810        1,840
  Deferred income taxes                                     992            -            -
  Other non-current liabilities                           3,468        3,137        2,981

  Shareholders' equity
   Preferred stock (no par value)
    Authorized 1,000 shares; none issued
   Common stock (no par value)
    Authorized 20,000 shares; issued and outstanding
      10,777, 11,256 and 11,248 respectively             17,410       17,354       17,310
   Additional paid-in capital                            13,939       13,904       13,873
   Retained earnings                                     38,573       34,746       30,975
                                                    ------------ ------------ ------------
                                                         69,922       66,004       62,158
   Less: common stock in treasury, at cost
    500, 0, and 0 shares respectively                     4,416            -            -
                                                    ------------ ------------ ------------
      Total shareholders' equity                         65,506       66,004       62,158
                                                    ------------ ------------ ------------
                                                    $   105,205  $    91,298  $    94,130
                                                    ============ ============ ============
                   See accompanying "Notes To Consolidated Financial Statements".
                                                    3

                           PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                           UNAUDITED
                              (in thousands, except per share data)


                                                        For the         For the
                                                       thirteen        thirteen
                                                      weeks ended     weeks ended
                                                      October 31,     November 1,
                                                          1998            1997
                                                     ------------    ------------
Net sales                                            $   61,212      $   51,057

Cost of sales, including occupancy expenses
  exclusive of depreciation                              37,526          30,667
   Gross income                                          23,686          20,390
                                                     ------------    ------------

Selling, general and administrative expenses             19,157          14,749
Depreciation and amortization                             1,657           1,220
                                                     ------------    ------------

   Operating income                                       2,872           4,421

Interest income (expense), net                              (91)            189
                                                     ------------    ------------

   Income before income taxes                             2,781           4,610

Provision for income taxes                                1,099           1,142
                                                     ------------    ------------

   Net income                                        $    1,682      $    3,468
                                                     ============    ============

   Basic earnings per share                          $     0.15      $     0.31
                                                     ============    ============

   Weighted average number of shares outstanding         11,000          11,206
                                                     ============    ============

   Diluted earnings per share                        $     0.15      $     0.30
                                                     ============    ============

   Weighted average number of shares and
   share equivalents outstanding                         11,248          11,673
                                                     ============    ============
             See accompanying "Notes To Consolidated Financial Statements".
                                               4

                       PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                      UNAUDITED
                         (in thousands, except per share data)

                                                        For the          For the
                                                      thirty-nine      thirty-nine
                                                      weeks ended      weeks ended
                                                      October 31,      November 1,
                                                          1998             1997
                                                     ------------     ------------
Net sales                                            $  161,585       $  135,814

Cost of sales, including occupancy expenses
  exclusive of depreciation                              99,473           84,178
                                                     ------------     ------------

   Gross income                                          62,112           51,636

Selling, general and administrative expenses             51,407           40,407
Depreciation and amortization                             4,549            3,180
                                                     ------------     ------------

   Operating income                                       6,156            8,049

Interest income, net                                        156              743
                                                     ------------     ------------

   Income before income taxes                             6,312            8,792

Provision for income taxes                                2,485            2,834
                                                     ------------     ------------

   Net income                                        $    3,827       $    5,958
                                                     ============     ============

   Basic earnings per share                          $     0.34       $     0.55
                                                     ============     ============

   Weighted average number of shares outstanding         11,174           10,757
                                                     ============     ============

   Diluted earnings per share                        $     0.33       $     0.53
                                                     ============     ============

   Weighted average number of shares and
      share equivalents outstanding                      11,469           11,196
                                                     ============     ============
          See accompanying "Notes To Consolidated Financial Statements".
                                               5

                             PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            UNAUDITED
                                          (in thousands)

                                                                        For the        For the
                                                                     thirty-nine     thirty-nine
                                                                     weeks ended     weeks ended
                                                                     October 31,     November 1,
                                                                         1998             1997
                                                                    ------------    ------------
Cash flow from operating activities:
Net income                                                          $     3,827     $     5,958

 Adjustments to reconcile earnings to cash provided:
   Depreciation and amortization                                          4,549           3,180
   Net loss on disposal of assets                                           160             118
   Deferred income taxes                                                  1,566            (695)
   Utilization of net operating loss carryforward                             -           1,399
   (Increase) decrease in current assets:
      Merchandise inventories                                           (14,011)        (21,982)
      Other receivables                                                  (1,891)           (691)
      Prepaid expenses                                                      (43)           (149)
   Increase (decrease) in current liabilities:
      Accounts payable                                                    7,010          10,902
      Compensation and related taxes                                       (533)         (1,625)
      Income taxes payable                                                 (377)            892
      Other accrued expenses                                              2,172           1,858
   Other                                                                    363             581
                                                                    ------------    ------------

 Net cash flow (for) from operating activities                            2,792            (254)
                                                                    ------------    ------------

 Net cash flow for investing activities:
   Additions to fixed assets                                            (18,267)        (14,988)
                                                                    ------------    ------------

 Cash flow from financing activities:
   Direct borrowings under revolving line of credit                       4,900               -
   Repayment of long-term debt                                              (90)            (90)
   Proceeds from issuance of common stock and related tax benefits           91          15,380
   Purchase of treasury stock                                            (4,416)              -
                                                                    ------------    ------------

 Net cash flow from financing activities                                    485          15,290
                                                                    ------------    ------------

                                                                    $   (14,990)    $        48
                                                                    ============    ============
Cash and cash equivalents
   At beginning of period                                           $    17,990     $    16,001
   At end of period                                                       3,000          16,049
                                                                    ------------    ------------

                                                                    $   (14,990)    $        48
                                                                    ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                         $       271     $       259
                                                                    ============    ============

   Cash paid during the period for income taxes                     $     2,023     $     1,492
                                                                    ============    ============
                 See accompanying "Notes To Consolidated Financial Statements".
                                               6

                             PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             UNAUDITED
                                           (in thousands)

                                              For the thirty-nine   For the thirty-nine
                                                  weeks ended           weeks ended
                                               October 31, 1998      November 1, 1997
                                              -------------------   -------------------
                                               SHARES   AMOUNT       SHARES   AMOUNT
                                              -------  --------     -------  --------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
   Beginning balance                           11,256  $ 17,354      10,115  $  1,930
   Stock offering                                   -         -         995    14,959
   Exercise of stock options                       21        56         138       421
                                              -------  --------     -------  --------

                   Ending balance              11,277  $ 17,410      11,248  $ 17,310
                                              =======  ========     =======  ========

ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                   $ 13,904              $  9,963
   Tax benefit on exercise of stock options                  35                 1,075
   Benefit of net operating loss carryforward                 -                 2,835
                                                       --------              --------
                   Ending balance                      $ 13,939              $ 13,873
                                                       ========              ========

RETAINED EARNINGS:
   Beginning balance                                   $ 34,746              $ 25,017
   Net income                                             3,827                 5,958
                                                       --------              --------
                   Ending balance                      $ 38,573              $ 30,975
                                                       ========              ========

TREASURY STOCK:
   Beginning balance                                -  $      -           -  $      -
   Purchase of treasury stock                     500     4,416           -         -
                                              -------  --------     -------  --------
                   Ending balance                 500  $  4,416           -  $      -
                                              =======  ========     =======  ========
            See accompanying "Notes To Consolidated Financial Statements".
                                               7

                       PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and its subsidiaries (the "Company"). The Company is a specialty retailer of moderately-priced private-label apparel and accessories for women.

The unaudited consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998, Annual Report on Form 10-K.

In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998, and for all other periods presented, have been made.

The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 1998 refers to the fiscal year that began on February 1, 1998, and will end on January 30, 1999.

The results of operations for the first, second and third quarters of fiscal 1998 are not necessarily indicative of the results to be expected for all of fiscal 1998. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.

2. Earnings Per Share

In the fourth quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Prior period earnings per share have been restated in accordance with the provisions of SFAS 128. The following table (in thousands) reconciles the numerators and denominators used in the basic and diluted earnings per share computations

                                   For the thirteen weeks ended      For the thirty- nine weeks ended
                                   ----------------------------      --------------------------------
                             October 31, 1998   November 1, 1997    October 31, 1998    November 1, 1997
                           --------------------------------------  ---------------------------------------
                           Net Income  Shares  Net Income  Shares  Net Income  Shares   Net Income  Shares
Basic earnings per share  $   1,682    11,000 $  3,468     11,207  $  3,827    11,174  $  5,958     10,757
Effect of dilutive options        -       248        -        466         -       295         -        439
                          ---------    ------ --------     ------  --------    ------  --------     ------
Diluted earning per share $   1,682    11,248 $  3,468     11,673  $  3,827    11,469  $  5,958     11,196
                          =========    ====== ========     ======  ========    ======  ========     ======


3. Common Stock Repurchase Program

On July 14, 1998, the Company's board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock at prevailing market prices for an aggregate amount not to exceed $6.0 million. As of October 31, 1998 the Company had completed the repurchase of 500,000 shares of its then outstanding common stock for $4.4 million.

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

Overview

The Company is a specialty retailer of moderately priced casual apparel and accessories for women sold under the Paul Harris, Paul Harris Design, and Paul Harris Denim and other brand names. As of October 31, 1998, the Company operated 292 stores in 29 states with significant concentration of stores in the Midwest.

The Company's stores currently average approximately 4,500 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first nine months of fiscal 1998, the Company opened thirty-four stores and closed seventeen stores. The Company expects that new stores will be generally located in the Company's existing markets in order to enhance recognition of the Paul Harris name, leverage field management, facilitate targeted marketing efforts and efficiently utilize the Company's sales team.

Results of Operations

The following discussion is based upon the unaudited consolidated financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.

                            PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                                    RESULTS OF OPERATIONS AS A
                                      PERCENTAGE OF NET SALES
                                       Thirteen weeks ended       Thirty-nine weeks ended
                                      ----------------------      ------------------------
                                      October 31, November 1,     October 31,  November 1,
                                          1998       1997            1998          1997
Net sales                                100.0%       100.0%          100.0%       100.0%
Cost of sales, including certain
  occupancy expenses (1)                  61.3%        60.1%           61.6%        62.0%
                                      ---------   ----------      ----------   ----------
   Gross income                           38.7%        39.9%           38.4%        38.0%

Selling, general and administrative
  expenses (2)                            31.3%        28.9%           31.8%        29.8%
Depreciation and amortization              2.7%         2.4%            2.8%         2.3%
                                      ---------   ----------       ---------    ---------
   Operating income                        4.7%         8.6%            3.8%         5.9%
Interest income (expense), net            (0.1%)        0.4%            0.1%         0.5%
                                      ---------   ----------       ---------    ---------
   Income before income taxes              4.6%         9.0%            3.9%         6.4%
Provision for income taxes                 1.8%         2.2%            1.5%         2.1%
                                      ---------   ----------        --------     --------
   Net income                              2.8%         6.8%            2.4%         4.3%
                                      =========   ==========        ========     ========
------------------------------------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2) Includes all store level occupancy expenses not included in cost of sales.

                                       9

Third quarter of fiscal 1998

The Company's net sales increased to $61.2 million in the third quarter of fiscal 1998 from $51.1 million in the third quarter of fiscal 1997, an increase of $10.1 million or 19.9%. The increase in net sales was primarily attributable to a 20.0% increase in the average number of stores open during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 and an increase in comparable store sales of 1.4% during the quarter. The Company operated 292 stores as of October 31, 1998 compared to 258 stores as of November 1, 1997.

Due to the increase in net sales, gross income increased to $23.7 million in the third quarter of fiscal 1998 from $20.4 million in the prior year, an increase of $3.3 million or 16.2%.

Gross income as a percentage of net sales decreased to 38.7% in the third quarter of 1998 compared to 39.9% in the third quarter of 1997. This decrease was attributable to an increase in occupancy expense as a percentage of net sales, partially offset by an increase in selling margin as a percentage of net sales as a result of an increase in the initial markup on merchandise purchases during the third quarter of fiscal 1998. The increase in occupancy expenses as a percentage of net sales was due to increased occupancy costs of newer stores and from increased occupancy costs due to re-negotiation of leases on several existing stores.

Selling, general and administrative expenses increased to $19.2 million, or 31.3% of net sales, for the third quarter of fiscal 1998 from $14.7 million, or 28.9% of net sales, for the third quarter of fiscal 1997. The increase of $4.5 million was primarily due to increased store payroll costs and other store-related expenses as a result of the increase in store count and net sales.

Depreciation and amortization increased to $1.7 million for the third quarter of fiscal 1998 from $1.2 million for the third quarter of fiscal 1997, an increase of $437,000 or 35.8%. As a percentage of net sales, depreciation and amortization increased to 2.7% in the third quarter of fiscal 1998 from 2.4% in the third quarter of fiscal 1997, primarily as a result of the net increase in fixed asset expenditures and the new point of sale equipment purchased during fiscal 1997 which has a shorter depreciable life than most other depreciable assets of the Company.

Operating income decreased to $2.9 million in the third quarter of fiscal 1998 from $4.4 million for the third quarter of fiscal 1997, a decrease of $1.5 million or 35.0%. As a percentage of net sales, operating income decreased to 4.7% in the third quarter of fiscal 1998 from 8.6% in the third quarter of fiscal 1997.

Interest expense, net, of $91,000 for the third quarter of fiscal 1998 decreased by $280,000 from interest income, net, of $189,000 for the third quarter of fiscal 1997. This was primarily due to lower cash balances resulting from capital expenditures of $22.9 million and the purchase of $4.4 million in treasury stock since the end of the third quarter of fiscal 1997. The provision for income taxes was $1.1 million for the third quarter of fiscal 1998 and 1997. The Company's effective tax rate of 39.5% in the third quarter of fiscal 1998 was higher than the 24.8% in the third quarter of fiscal 1997 primarily as a result of a reduction of the total tax provision during the third quarter of fiscal 1997 by $695,000 due to the elimination of the valuation allowance against the Company's deferred tax assets. During the third quarter of fiscal 1998, the Company benefited from a lower state effective income tax rate.

As a result of the above factors, the Company's net income decreased to $1.7 million for the third quarter of fiscal 1998 from $3.5 million for the third quarter of fiscal 1997.
                                       10

 First nine months of fiscal 1998

The Company's net sales increased to $161.6 million in the first nine months of fiscal 1998 from $135.8 million in the first nine months of fiscal 1997, an increase of $25.8 million or 19.0%. The increase in net sales was primarily attributable to a 23.6% increase in the average stores open during the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The Company operated 292 stores as of October 31, 1998 compared to 258 stores on November 1, 1997. Comparable store sales were down .6% for the first nine months of fiscal 1998.

Gross income increased to $62.1 million in the first nine months of fiscal 1998 from $51.6 million in the prior year, an increase of $10.5 million or 20.3%. Gross income, as a percentage of net sales, increased to 38.4% in the first nine months of fiscal 1998 from 38.0% of net sales for the first nine months of fiscal 1997.

Gross income, as a percentage of net sales, was positively impacted by the increase in selling margin as a result of a management decision to offer fewer sales promotions during the first nine months of fiscal 1998 compared to the same period of fiscal 1997. Partially offsetting this, as a percentage of net sales, was the increase in occupancy expenses, especially for stores opened in the last twelve months, for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

Selling, general and administrative expenses increased to $51.4 million, or 31.8% of net sales, for the first nine months of fiscal 1998 from $40.4 million, or 29.8% of net sales, for the first nine months of fiscal 1997. The increase of $11.0 million was mostly due to increased store payroll costs and other store-related expenses due to the increase store count and net sales. Partially offsetting this increase was a $300,000 one time gain recorded upon the filing of amended property tax returns related to prior years.

Depreciation and amortization increased to $4.5 million for the first nine months of fiscal 1998 from $3.2 million for the first nine months of fiscal 1997, an increase of $1.4 million or 43.1%. As a percentage of net sales, depreciation and amortization increased to 2.8% in the first nine months of fiscal 1998 from 2.3% in the first nine months of fiscal 1997 as a result of the $22.9 million net increase in fixed asset purchases during the last twelve months and the new point of sale equipment purchased during fiscal 1997 which has a shorter depreciable life than most other depreciable assets of the Company.

Operating income decreased to $6.2 million in the first nine months of fiscal 1998 from $8.0 million for the first nine months of fiscal 1997, a decrease of $1.9 million or 23.5%. As a percentage of net sales, operating income decreased to 3.8% in the first nine months of fiscal 1998 from 5.9% in the first nine months of fiscal 1997.

Interest income, net, of $156,000 for the first nine months of fiscal 1998 decreased by $587,000 from interest income, net, of $743,000 for the first nine months of fiscal 1997. This was primarily due to lower cash balances as a result of the capital expenditures of $18.3 million and the purchase of treasury stock of $4.4 million since the end of the third quarter of fiscal 1998.

The provision for income taxes was $2.5 million for the first nine months of fiscal 1998 as compared to $2.8 million for the first nine months of fiscal 1997, a decrease of $349,000, as a result of the decrease in income before income taxes and a reduction of the total tax provision during the third quarter of fiscal 1997 by $695,000 due to the elimination of the valuation allowance against the Company's deferred tax assets. The Company's effective tax rate of 39.4% in the first nine months of fiscal 1998 was higher than the 32.2% in the first nine months of fiscal 1997 primarily as a result of the reduction mentioned above, which was partially offset by a lower state effective income tax rate.

As a result of the above factors, the Company's net income decreased to $3.8 million for the first nine months of fiscal 1998 from $6.0 million for the first nine months of fiscal 1997.

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the holiday selling season. Additionally, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.

Liquidity and Capital Resources

The Company's primary sources of working capital consist of internally generated cash and a $30.0 million secured, revolving credit facility. While this credit facility is principally intended to provide letters of credit for import merchandise, the Company may make direct borrowings of up to the maximum amount of the credit facility, generally to finance peak inventory needs. The credit facility expires June 30, 1999. The Company is discussing with its current lender an extension to the credit facility at similar terms and conditions. The annual interest rate on borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25%. In addition, letters of credit carry an initial issuance fee, plus a fee of 0.25% of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At October 31, 1998, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $9.8 million. On the same date, there was $4.9 million of direct borrowings outstanding under the credit facility.
The Company made capital expenditures of approximately $18.3 million in the first nine months of fiscal 1998, primarily for opening 34 new stores and the remodeling and relocation of 28 existing stores. The Company anticipates opening a total of 52 new stores and will remodel or relocate a total of 32 stores during the 1998 fiscal year. Including the amounts already incurred, the Company will spend approximately $18.0 million on these new store additions or remodels and spend another $5.0 million on other capital expenditures during the 1998 fiscal year.

Net cash flow from operating activities was $2.8 million in the first nine months of fiscal 1998 compared to negative net cash flow of $254,000 in the first nine months of fiscal 1997. The primary reason for the increase in net cash flow was a smaller increase in merchandise inventories (net of accounts payable) for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. Net cash flow from financing activities, for the first nine months of fiscal 1998, included direct borrowings of $4.9 million under the Company's revolving credit facility, offset in part by the repurchase of 500,000 shares of the Company's common stock for $4.4 million. This compares to the receipt of proceeds of $15.0 million from the issuance of common stock in the first nine months of fiscal 1997.

Cash and cash equivalents decreased to $3.0 million at the end of the first nine months of fiscal 1998 from $16.0 million at the end of the first nine months of fiscal 1997 due primarily to the proceeds from the stock offering in fiscal 1997 of $15.0 million, the repurchase of 500,00 shares of treasury stock, the increased purchases of fixed assets over the same period last fiscal year and offset by direct borrowings of $4.9 million.

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

In May 1996, the Company initiated the process of preparing its computer systems and applications for the year 2000. One part of this process included replacing all of the store point of sale systems which was completed during the third quarter of fiscal 1997. Another part of this process involved the assessment of common integrated computer hardware and software components from vendors that are able to provide year 2000 compliant products while enhancing the Company's business information systems. The assessment and selection of the hardware and software has been completed and implementation has begun with expected completion by mid-1999. This implementation process is approximately 40% complete and is currently on schedule. Management has also identified systems containing embedded technology, such as alarm systems, which are difficult to assess the impact of the year 2000 problem, but believes that any year 2000 problems with these type of items will not have a material operational or financial impact on the Company. Management estimates the total cumulative costs of preparing for the year 2000 problem will be approximately $8.2 million, which includes the $6.2 million already invested in the new point of sale systems and $615,000 invested in new application software.
Management believes that the expenditures required to bring the Company's systems into compliance will not have a material adverse effect on the Company's financial position, results of operations or liquidity. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

Moreover, to operate its business, the Company relies upon government agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company has contacted and will continue to contact its key suppliers and other third-party service providers to inquire as to their year 2000 readiness. The process mentioned above about the Company's efforts with regards to the year 2000 problem is expected to significantly reduce the Company's level of uncertainty inherent in the year 2000 problem. If these third parties do not adequately address their year 2000 issues, the Company's business my be materially affected which could result in a material adverse effect on the Company's results of operations and financial condition.

The Company has not to date developed any contingency plans in the event the Company or any key third party providers should fail to become year 2000 compliant. If at such time in the future that it is determined that the Company or its key third party suppliers are unable to be year 2000 compliant, the Company will develop a contingency plan.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits:   (27)         Financial Data Schedule

      (b) Reports on Form 8-K: None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Paul Harris Stores, Inc.
                                            (Registrant)


Date:  December 15, 1998            /s/ Thomas McCain
                                    -----------------
                                    Senior Vice President -- Finance and Chief
                                    Financial Officer
                                    (Signing on behalf of the registrant and as
                                     principal financial officer)
                                       14