Form 10-K
period 1999-01-30
PAUL HARRIS STORES INC
filed 1999-04-26
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - K

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JANUARY 30, 1999 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to_____

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
Yes   X     No
    -----      -----

Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X      No
                          -----      -----

As of April 8, 1999, 10,798,814 common shares were outstanding. The aggregate market value of the common shares held by non-affiliates (based upon the closing price on April 8, 1999 on The Nasdaq Stock Market of $6.875 per share) was approximately $73,769,000. For the purposes of such calculation, all outstanding shares of common stock have been considered held by non-affiliates, other than the 68,800 shares owned by directors and executive officers of the registrant. In making such calculation the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

The information required by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders filed with the Commission pursuant to Regulation 14A.

                                     PART I
ITEM 1.  BUSINESS

     The Company is a specialty retailer that offers moderately priced casual attire for fashion-conscious women. As of January 30, 1999, the Company operated 304 stores in 29 states of which 247 are located in regional enclosed shopping malls. Paul Harris Stores, Inc. is an Indiana corporation that was incorporated in 1952. Except as otherwise indicated by the context, the term "the Company" means Paul Harris Stores, Inc. and its consolidated subsidiaries.

     The Company's fiscal year ends on the Saturday closest to January 31. References in this report to a year refer to the calendar year in which the fiscal year began. For example, 1998 refers to the fiscal year that began on February 1, 1998 and ended on January 30, 1999.

     The Company operated retail stores in the following states on the dates indicated:


                                    NUMBER OF STORES AS OF                                             NUMBER OF STORES AS OF
                                  --------------------------                                         ---------------------------
                                  JANUARY 30,     JANUARY 31,                                        JANUARY 30,     JANUARY 31,
                                     1999            1998                                               1999             1998
                                  -----------   ------------                                         ------------    -----------
Arkansas.....................           2            2              Nebraska......................        2              2
Connecticut..................           4            3              New Hampshire.................        1              0
Delaware.....................           1            1              New Jersey....................        7              5
Florida......................          19           10              New York......................        3              3
Georgia......................          11           12              North Carolina................       15             14
Illinois.....................          32           33              Ohio  ........................       28             29
Indiana......................          37           34              Pennsylvania..................       24             24
Iowa.........................           7            7              South Carolina................        6              6
Kentucky.....................           5            5              South Dakota..................        1              1
Louisiana....................           8            6              Tennessee.....................       13             10
Maryland.....................          17           15              Texas ........................       12              6
Massachusetts................           5            5              Vermont.......................        1              1
Michigan.....................          12           12              Virginia......................       12             12
Mississippi..................           3            2              Wisconsin ....................        6              5
Missouri.....................          10           10                                                  ---            ---
                                                                        TOTAL STORES..............      304            275
                                                                                                        ===            ===


     The Company sells quality merchandise and emphasizes casual clothing coordinated by color, style and fabric. Approximately 88 percent of all products sold by Paul Harris Stores consists of apparel with the balance being accessories.

     Merchandise is available from a large number of domestic and foreign suppliers under a variety of trade terms and conditions. During 1998, no supplier provided more than 6.2 percent of the Company's merchandise. A majority of the Company's domestic merchandise is purchased in the New York and Los Angeles areas. Approximately 65 percent of all merchandise was purchased from foreign suppliers in 1998. Virtually all merchandise purchased directly for the stores is private brand merchandise manufactured specifically for the Company. Importing operations are subject to normal merchandise quota restrictions imposed by the country of origin, but the Company anticipates no events which would significantly limit its supply of imported merchandise in the near future. All merchandise is distributed to the Company's retail stores from its distribution center in Indianapolis.

     The Company stresses testing of styles, colors and pricing to better identify consumer demand and typically contracts for manufacture of products to respond to such consumer demand.

     The Company uses various trademarks such as "Paul Harris", "Paul Harris Design", "PHD", "PH Sport", "Pasta" (a trademark used on 2 stores) and other trademarks of lesser importance. The Company has no patents, licenses, franchises or other concessions that are considered important to its operations.

     Characteristic of the women's retail apparel industry, the Company realizes its highest sales during the month of December. This sales pattern requires higher inventory levels during the fourth quarter of the year. Various promotional efforts, including markdowns, are used to promote rapid turnover of inventory. In line with the characteristics of the industry, no single customer or group of customers significantly affects the Company's business, and there are no backorders.

     The Company accepts major national credit cards as an incentive to increase sales. Credit card sales are converted to cash on a daily basis. The Paul Harris Fashion Card ("PHFC"), a private label credit card, was introduced in all Paul Harris Stores effective August 1994 and accounted for approximately 11.7 percent of the Company's total sales during 1998.

     During 1998, the average sale per PHFC transaction was $60, which compares to an average sale per transaction of $28 from all other forms of payment. The Company assumes no credit risk for the PHFC, but pays a percentage of sales as a service fee to an unaffiliated third party. In 1998, approximately 45.5 percent of the Company's sales were for cash (including checks). Approximately 42.8 percent of the Company's sales were from major national credit cards in 1998.

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

     The Company had approximately 3,000 permanent employees (full and part-time) as of January 30, 1999. During the 1998 holiday peak shopping season, the Company hired approximately 1,900 additional temporary employees.

     The Company acquired from the J. Peterman Company ( "Peterman") substantially all the assets, free and clear of all liens and encumbrances, of Peterman on March 12, 1999 for approximately $10.0 million. Peterman had been operating as a debtor-in-possession since filing a voluntary petition under Chapter 11 of the Federal Bankruptcy Code on January 25, 1999. Peterman operated a mail-order catalog distribution center in Lexington, Kentucky as well as 13 retail outlets in nine states. Peterman is an upscale retailer well known for its catalog and unique merchandise selection. The Company is currently operating 12 of the retail outlets under the name of "J. Peterman".

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act (and Section 21E of the Exchange Act). The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's plans; (iii) the Company's business and growth strategies: and (iv) the declaration and payment of dividends. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors include, among others (i) changes in general economic and business conditions; (ii) adverse weather during the Christmas selling season;
(iii) unanticipated changes in fashion; and (iv) governmental actions or other developments that adversely affect sources of imported merchandise.

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

     The Company leases retail stores under noncancellable operating leases. In general, the store leases have an initial term of 5 to 10 years, with some having one or more 5-year options to extend. Some leases contain a "kick-out" clause if sales have not reached a specified level after a certain number years of operation, which normally permits either party to terminate the lease if the specified sales levels are not achieved.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings arising in the ordinary course of its business as discussed further in "Note 5 Commitments and Contingent Liabilities" of the "Notes to Consolidated Financial Statements". In the opinion of management, no pending proceedings will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers are elected by the Board of Directors and serve at the discretion of the Board. The following sets forth the name, age, position(s) and business experience of the executive officers of the Company.


      NAME                       AGE                   TITLE
      ----                       ---                   -----
Charlotte G. Fischer.......      49        Chairman of the Board, President and
                                           Chief Executive Officer
Sally M. Tassani...........      50        Executive Vice President - Marketing
Thomas K. McCain...........      50        Senior Vice President of Finance and
                                           Chief Financial Officer

     Ms. Fischer became Chairman of the Board, President and Chief Executive Officer of the Company in January 1995. From April 1994 until January 1995, Ms. Fischer was Vice Chairman of the Board and Chief Executive Officer Designate. She was a consultant to the Company from September 1993, when she first joined the Board, until April 1994. Ms. Fischer is a director of Trans World Entertainment Corp., Inc. and National City Bank of Indiana.

     Ms. Tassani became Executive Vice President - Marketing in July 1998. Ms. Tassani was an independent consultant and subsequently a managing director of Tassani Partners LLC, a strategic marketing communications firm, from July 1997 to June 1998. She was senior vice president-director of direct marketing and sales promotion for Leo Burnett Company, Inc., an advertising agency, from October 1995 until July 1997. From August 1995 to September 1995, she was senior vice president of Bender, Browning, Dolby & Sanderson, an advertising agency. Prior to August of 1995, Ms. Tassani was the chief executive officer, for more than five years, of Tassani & Paglia, Inc., a Chicago-based marketing consulting firm that she founded.

     Mr. McCain was named Senior Vice President of Finance and Chief Financial Officer in October 1998. Prior to October 1998, Mr. McCain was employed by Edison Brothers Stores, Inc., for more than the past five years, in various positions; namely, Vice President and Controller from January 1998 to September 1998, Vice President Tax and Financial Reporting from November 1996 to December 1997, Vice President of Tax and Treasury from May 1996 to October 1996 and Vice President Tax and Assistant Treasurer prior to May 1996.

                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol PAUH. The table below sets forth, for the past eight fiscal quarters, the range of high and low sales prices of the Company's common stock as reported by The Nasdaq Stock Market.


                                                  MARKET PRICE OF COMMON STOCK
                                                  ----------------------------
                                        1998 QUARTERS                         1997 QUARTERS
                              -----------------------------------   ---------------------------------
                                1ST      2ND       3RD      4TH       1ST     2ND        3RD     4TH
                              ------   ------    ------    ------   ------   ------    ------  ------
High........................  $15.13   $16.00    $11.38    $14.13   $23.13   $19.38    $30.63  $23.25
Low.........................  $ 8.00   $ 9.75    $ 5.13    $ 6.88   $12.50   $13.00    $15.00  $ 8.25

     There were approximately 1,400 registered holders of record of common stock on April 6, 1999. The Company has not declared or paid any cash dividends on its common stock since 1978. The Company's Board of Directors presently intends to continue a policy of retaining earnings to finance the development and expansion of the Company's business. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition, contractual restrictions, if any, and other factors considered relevant by the Company's Board of Directors.

     During the period covered by this report, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in this report.


                                                   1998         1997         1996         1995         1994
                                                 ------------------------------------------------------------
                                                         (DOLLARS IN MILLIONS, EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales ....................................   $  241.7     $  209.2     $  190.3     $  167.5     $  167.8
Cost of sales, including certain occupancy
   expenses exclusive of depreciation ........      149.9        130.6        118.1        112.3        111.4
                                                 --------     --------     --------     --------     --------
Gross income .................................       91.8         78.6         72.2         55.2         56.4
Selling, general and administrative
   expenses (2) ..............................       72.0         59.7         53.3         47.1         45.6
Depreciation and amortization ................        6.3          4.1          3.3          3.5          3.3
                                                 --------     --------     --------     --------     --------
Operating income .............................       13.5         14.8         15.6          4.6          7.5
Interest income (expense), net ...............        0.2          0.9         (1.2)        (2.0)        (2.5)
                                                 --------     --------     --------     --------     --------
Income before income taxes ...................       13.7         15.7         14.4          2.6          5.0
Provision for income taxes ...................        5.1          6.0          5.6          1.0          1.9
                                                 --------     --------     --------     --------     --------
Net income ...................................   $    8.6     $    9.7     $    8.8     $    1.6     $    3.1
                                                 ========     ========     ========     ========     ========
Basic earnings per share .....................   $   0.78     $   0.89     $   0.88     $   0.16     $   0.31
                                                 ========     ========     ========     ========     ========
Diluted earnings per share ...................   $   0.75     $   0.86     $   0.85     $   0.16     $   0.31
                                                 ========     ========     ========     ========     ========

OPERATING AND STORE DATA:
Gross income percent .........................       38.0%        37.6%        38.0%        33.0%        33.6%
Operating income percent .....................        5.6%         7.1%         8.2%         2.8%         4.5%
Weighted average sales per store (000's) .....   $    844     $    875     $    845     $    683     $    740
Comparable store sales (decrease) increase (3)         (2%)          2%          20%          (7%)          0%
Stores open at beginning of period ...........        275          223          235          239          211
Stores opened during period ..................         50           65           19           19           40
Stores closed during period ..................        (21)         (13)         (31)         (23)         (12)
                                                 --------     --------     --------     --------     --------
Stores open at end of period .................        304          275          223          235          239
                                                 ========     ========     ========     ========     ========


BALANCE SHEET DATA (AT END OF PERIOD):
Working capital ..............................   $   26.5     $   34.4     $   21.4     $   24.5     $   24.4
Total assets .................................      100.7         91.3         57.3         57.9         63.5
Long-term debt ...............................        1.7          1.8          1.9         17.6         22.0
Shareholders' equity .........................       70.5         66.0         36.9         22.9         19.9

--------

(1)Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2) Includes all other store level occupancy expenses not included in cost of sales.
(3) Calculated using net sales of stores open for at least a 12 month period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth certain income statement items as a percentage of net sales:


                                                                                               1998      1997      1996
                                                                                               ----      ----      ----
Net sales ..............................................................................      100.0%    100.0%    100.0%
Cost of sales, including certain occupancy expenses exclusive of depreciation (1) ......       62.0      62.4      62.0
                                                                                              -----     -----     -----
Gross income ...........................................................................       38.0      37.6      38.0

Selling, general and administrative expenses (2) .......................................       29.8      28.5      28.0

Depreciation and amortization ..........................................................        2.6       2.0       1.8
                                                                                              -----     -----     -----
Operating income .......................................................................        5.6       7.1       8.2
Interest income (expense),  net ........................................................         .1       0.4      (0.7)
                                                                                              -----     -----     -----
Income before income taxes .............................................................        5.7       7.5       7.5
Provision for income taxes .............................................................        2.1       2.9       2.9
                                                                                              -----     -----     -----
Net income .............................................................................        3.6%      4.6%      4.6%
                                                                                              =====     =====     =====


(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2) Includes all store level occupancy expenses not included in cost of sales.


1998 COMPARED TO 1997

     The Company's net sales increased to $241.7 million in 1998 from $209.2 million in 1997, an increase of $32.5 million or 15.5 percent. The increase in net sales was primarily attributable to a 20.2 percent increase in the amount of total square feet operated during 1998, due to the increase in store count and remodeled stores, and negatively impacted by a 1.5 percent decline in comparable store sales. The Company operated 304 stores on January 30, 1999, compared to 275 stores on January 31, 1998. During 1998, the Company opened 50 stores and closed 21 stores.

     Gross income increased to $91.8 million in 1998 from $78.6 million in 1997, an increase of $13.2 million or 16.8 percent. As a percentage of net sales, gross income increased to 38.0 percent in 1998 from 37.6 percent in 1997. Gross income increased primarily due to the increase in net sales. Gross income as a percentage of net sales increased as a result of reduced promotional activity during the first half of the year.

     Selling, general and administrative expenses increased to $72.0 million in 1998 from $59.7 million in 1997, an increase of $12.3 million or 20.6 percent. As a percentage of net sales, selling, general and administrative expenses increased to 29.8 percent in 1998 from 28.5 percent in 1997. The increase in selling, general and administrative expenses resulted primarily from the 10.5 percent increase in the number of stores operated during the year, an increase of 8.8 percent in the total average square feet per store and the increase in the average hourly rate paid to store personnel.

     Depreciation and amortization increased to $6.3 million in 1998 from $4.1 million in 1997, an increase of $2.1 million or 50.9 percent. As a percentage of net sales, depreciation and amortization increased to 2.6 percent in 1998 from
2.0 percent in 1997. The increase was primarily due to the opening of 115 new stores and major remodels of 59 stores within the last two years and secondarily to the installation of a new point of sale system in the stores, which has a shorter depreciable life than most other fixed assets of the Company.

     Operating income decreased to $13.5 million in 1998 from $14.8 million in 1998, a decrease of $1.2 million or 8.2 percent. As a percentage of net sales, operating income decreased to 5.6 percent in 1998 from 7.1 percent in 1997.

     Interest income, net, was $187,000 in 1998 compared to $941,000 in 1997, a decrease of $754,000 or 80.1 percent. The decrease was due to lower cash balances as a result of $22.5 million in capital expenditures and the purchase of $4.4 million of treasury stock during 1998.

     Provision for income taxes decreased to $5.1 million in 1998 from $6.0 million in 1997, a decrease of $828,000, or 13.8 percent. The Company's effective income tax rate decreased to 37.5 percent in 1998 from 38.1 percent in 1997 primarily as a result of a lower state effective income tax rate.

     As a result of all the above factors, the Company's net income decreased to $8.6 million in 1998 from $9.7 million in 1997, a decrease of $1.1 million or
11.7 percent.

1997 COMPARED TO 1996

     The Company's net sales increased to $209.2 million in 1997 from $190.3 million in 1996, an increase of $18.9 million or 10.0 percent. The increase in net sales was primarily attributable to a 23 percent increase in the number of stores open during 1997. The Company operated 275 stores on January 31, 1998, compared to 223 stores on February 1, 1997. During 1997, the Company opened 65 stores and closed 13 stores. As a result of soft holiday sales during the fourth quarter of 1997, the Company's comparable store sales were negatively impacted. The Company experienced a 2 percent positive comparable store sales increase for the year.

     Gross income increased to $78.6 million in 1997 from $72.2 million in 1996, an increase of $6.4 million or 8.9 percent. As a percentage of net sales, gross income decreased to 37.6 percent in 1997 from 38.0 percent in 1996. Gross income increased primarily due to the increase in net sales. Gross income as a percentage of net sales decreased as a result of greater promotional activity during the fourth quarter due to soft holiday sales. Sales of high margin items, such as sweaters, were also negatively impacted by the unusually warm winter in the Midwest states.

     Selling, general and administrative expenses increased to $59.7 million in 1997 from $53.3 million in 1996, an increase of $6.4 million or 12.0 percent. As a percentage of net sales, selling, general and administrative expenses increased to 28.5 percent in 1997 from 28.0 percent in 1996. In the fourth quarter of 1997, the Company incurred a $1.0 million or $.09 per share expense, representing a one-time payment as part of a new employment commitment with Ms. Fischer, the Chairman, President & CEO. The remaining $5.4 million resulted primarily from the increased number of stores operated during the year.

     Depreciation and amortization increased to $4.1 million in 1997 from $3.3 million in 1996, an increase of $878,000 or 26.9 percent. As a percentage of net sales, depreciation and amortization increased to 2.0 percent in 1997 from 1.8 percent in 1996. The increase was primarily due to the opening of 65 new stores and major remodels of 27 stores and secondarily to the installation of a new point of sale system in the stores.

     Operating income decreased to $14.8 million in 1997 from $15.6 million in 1996, a decrease of $886,000 or 5.7 percent. As a percentage of net sales, operating income decreased to 7.1 percent in 1997 from 8.2 percent in 1996.

     Interest income, net, was $941,000 in 1997 compared to expense of $1.2 million in 1996, an improvement of $2.2 million. The change resulted primarily from repayment of substantially all the long-term debt in January 1997 and the interest income earned on the proceeds from the sale of the Company's common stock in May 1997.

     Provision for income taxes increased to $6.0 million in 1997 from $5.6 million in 1996, an increase of $381,000, or 6.8 percent. In the third quarter of 1997, the Company fully utilized its remaining income tax operating loss carryforwards. As a result of this utilization, and management's belief that the realization of the benefit of the Company's net deferred tax assets is reasonably assured, the Company reduced the valuation allowance against its remaining net deferred tax assets, resulting in a reduction of income tax expense (and effective income tax rate) of $695,000, or $.06 per share. In the fourth quarter, the non-deductability for income taxes under Internal Revenue Code Section 162 (m) of the $1.0 million payment to Ms. Fischer adversely affected the Company's effective income tax rate. The Company's effective income tax rate decreased to 38.1 percent in 1997 from 38.8 percent in 1996. As a result of the utilization of the federal and state income tax loss carryforwards and tax deductions on the exercise of non-qualified stock options, the Company benefited in 1997 from a reduction of income taxes payable (reflected as a credit to additional paid-in capital) of $2.8 million and $1.1 million, respectively.

     As a result of all the above factors, the Company's net income increased to $9.7 million in 1997 from $8.8 million in 1996, an increase of $909,000, or 10.3 percent.

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

     The following table sets forth certain unaudited quarterly income statement information for 1998 and 1997. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.


                                                                                   FISCAL QUARTER ENDED
                                    ------------------------------------------------------------------------------------------------
                                     MAY 2,       AUG. 1,     OCT. 1,      JAN. 30,     MAY 3,     AUG. 2,       NOV. 1,   JAN. 31,
                                    ------------------------------------------------------------------------------------------------
                                      1998         1998        1998          1999        1997        1997        1997          1998
                                    ------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales ........................  $ 52,278    $  48,095    $  61,212    $  80,108    $ 43,838    $ 40,920    $ 51,057   $ 73,421
Gross income .....................    20,297       18,129       23,686       29,723      15,822      15,424      20,390     27,011
Operating income .................     2,458          826        2,872        7,394       2,014       1,613       4,421      6,718
Income before income taxes .......     2,581          950        2,781        7,425       2,224       1,958       4,610      6,915
Net income .......................  $  1,572    $     573    $   1,682    $   4,759    $  1,324    $  1,165    $  3,468   $  3,771
Basic earnings per share .........  $   0.14    $    0.05    $    0.15    $    0.44    $   0.13    $   0.11    $   0.31   $   0.34
Diluted earnings per share .......  $   0.14    $    0.05    $    0.15    $    0.43    $   0.13    $   0.10    $   0.30   $   0.33

AS A PERCENTAGE OF NET SALES:
Gross income .....................      38.8%        37.7%        38.7%        37.1%       36.1%       37.7%       40.0%      36.8%
Operating income .................       4.7          1.7          4.7          9.2         4.6         3.9         8.7        9.2
Income before income taxes .......       4.9          2.0          4.6          9.3         5.1         4.8         9.0        9.4
Net income .......................       3.0%         1.2%         2.8%         5.9%        3.0%        2.9%        6.8%       5.1%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital consist of internally generated cash and its $30.0 million collateralized, revolving credit facility. This credit facility is used for letters of credit for import merchandise, and direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 2000. The credit facility also contains certain financial covenants as to the amount of tangible net worth and cash flow from operations. The credit facility is collateralized by an interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At January 30, 1999, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $11.3 million. On the same date, there were no outstanding direct borrowings under the credit facility.

     The Company made capital expenditures of approximately $22.5 million in 1998, primarily for new stores, the remodeling of existing stores and updating store fixtures (approximately $18.8 million) plus computer hardware (including new point of sale equipment) and software (approximately $3.5 million). The Company made capital expenditures of approximately $20.4 million in 1997, primarily for new stores, point of sale equipment, the remodeling of existing stores and updating store fixtures. The Company expects to make capital expenditures in 1999 of approximately $15.3 million for new stores and the remodeling of existing stores (approximately $13.5 million) and for upgraded corporate software and hardware components (approximately $1.8 million). The Company anticipates opening 21 net new stores and remodeling approximately 24 stores during 1999.

     Net cash flow from operating activities was $16.3 million in 1998 compared to $6.0 million in 1997. The primary reasons for the increase in net cash flow from operating activities were a result of the reduction of income taxes currently payable in 1998 compared to 1997, and a smaller increase in merchandise inventories during 1998 compared to the increase in 1997.

      Net cash flow for financing activities was $4.3 million primarily for the purchase of treasury stock during 1998. For 1997, the net cash flow from financing activities was $16.4 million, primarily from the sale of 995,000 shares of the Company's common stock. These shares were sold in an underwritten public offering for $16 per share, net of expenses of the offering of approximately $1.0 million.

      Cash and cash equivalents were $7.4 million at the end of 1998 compared to $18.0 million at the beginning of 1998, a decrease of $10.6 million.

      Management believes that cash generated from operations and available borrowings under the Company's credit facility will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

YEAR 2000 COMPLIANCE

     The year 2000 (Y2K) will pose a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function. The problem also extends to many non-software systems, that is operating and control systems that rely on embedded chip systems. The Company and other retailers are vulnerable to the industry's dependence on electronic point of sale, inventory control systems and other system failures such as payroll, accounting and security. The Company must also be aware of the effect of Y2K failures on the part of its suppliers, landlords and public or private infrastructure service providers, which include electricity, water, gas, transportation and communication.

     The Company's efforts in addressing the Y2K issues are directed by senior-level management. These efforts represent a significant commitment of time of the Company's information system staff, the efforts of outside consultants and software testing applications. Management periodically reports to the Board of Directors with respect to the Company's Y2K efforts. In May 1996, the Company initiated the process of preparing its computer systems and applications for the year 2000 when the decision to replace the store point of sale equipment was made. The store point of sale systems were replaced during the third quarter of 1997. The Y2K process also involves upgrading corporate hardware and software components. Management estimates the total cumulative costs will be approximately $9.5 million, which includes the $6.2 million already invested in the new point of sale systems.

     The Company's six-phase approach and anticipated timing of each phase are described below.

     Phase 1 - Inventory. The Company's hardware and software (including business and operational applications and operating systems) have already been inventoried. Third party businesses have already been solicited as to their preparation on this issue.
     Phase 2 - Assessment. The Y2K task force has completed the assessment of the business systems and established a priority for their repair or replacement. The assessment process for internal non-IT systems and for key third-party businesses has also been completed. Systems that are known to be critical or important are receiving top priority in the remediation phase.
     Phase 3 - Strategy. This phase involves the development of appropriate remedial strategies for both IT and non-IT systems. These strategies may include repairing, testing and certifying, replacing or abandonment of particular systems. The strategy phase has been completed for all IT and non-IT systems.
     Phase 4 - Remediation. The remediation phase involves the execution of the strategies chosen. The IT systems remediation is expected to be completed by the summer of 1999. The non-critical systems corrections should be completed by the fall of 1999.
     Phase 5 - Test and Certification. The Company expects all critical and important systems to be tested and certified during the summer of 1999 and non-critical systems to be tested and certified by late fall of 1999. Testing for non-IT systems has been initiated: however, due to the Company's reliance on many third-party vendors, the Company cannot estimate precisely when this phase will be completed.
     Phase 6 - Contingency Planning. This phase involves addressing operational issues that may arise due to the failure of the Company's or third-party preparations. The Company is currently assessing such issues as the loss of communication, banking, transportation and infrastructure services. The Company estimates that all these plans will be completed by December 1999.

     Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failure will result in any material adverse effect to its operations or financial condition. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions in areas in which the Company's operations must rely on third-party systems. Nonetheless, the Y2K problem is pervasive and complex and can potentially affect any system. Accordingly, no assurance can be given that Y2K compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

INFLATION

     The effect of changing prices had minimal impact on sales and cost of sales during the past three years. Occupancy costs and certain selling, general and administrative costs have been affected by inflation during the period. In general these increases have been modest and reflect current trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company considers the market risks of its variable interest rates on borrowings to not be material to its financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The information required by this item is presented under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

     The information required by this Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy Statement for the 1999 Annual Meeting of the Shareholders filed with the Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements


                                                                                             PAGE NO.
                                                                                             --------
         Consolidated Balance Sheets -- As January 30, 1999 and January 31, 1998                 12
         Consolidated Statements of Income -- for 1998, 1997 and 1996...................         13
         Consolidated Statements of Cash Flows -- for 1998, 1997 and 1996...............         14
         Consolidated Statements of Shareholders' Equity -- for 1998, 1997 and 1996 ....         15
         Notes to Consolidated Financial Statements.....................................         16
         Report of Independent Accountants..............................................         23

     (a) (2) Financial Statement Schedules

         Not applicable.

     (a) (3) Exhibits

         The Exhibit Index that appears beginning on page 25 is hereby incorporated by reference in response to this item.

     (b) Reports on Form 8-K

         None.

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                               January 30,  January 31,
                                                                 1999         1998
                                                               ----------   ----------
ASSETS
  Current assets
      Cash and cash equivalents                                $   7,429    $  17,990
      Merchandise inventories                                     34,638       31,940
      Construction allowances receivable                           4,977        2,926
      Other receivables                                              902          404
      Prepaid expenses                                             1,381        1,359
      Deferred income taxes                                         --            124
                                                               ---------    ---------
           Total current assets                                   49,327       54,743
                                                               ---------    ---------

  Property, fixtures and equipment
      Land, building and improvements                              6,013        5,871
      Store fixtures and equipment                                38,229       25,838
      Leasehold improvements and other                            27,981       19,462
                                                               ---------    ---------
                                                                  72,223       51,171
      Less: accumulated depreciation and amortization            (21,611)     (16,368)
                                                               ---------    ---------
           Property, fixtures and equipment, net                  50,612       34,803

  Deferred income taxes                                             --            952
  Other assets                                                       746          800
                                                               ---------    ---------
Total assets                                                   $ 100,685    $  91,298
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
      Accounts payable                                         $  15,082    $  12,725
      Compensation and related taxes                               1,245        2,780
      Income taxes payable                                          --            377
      Deferred income taxes                                        1,235         --
      Other accrued expenses                                       5,114        4,345
      Current maturities of long-term debt                           120          120
                                                               ---------    ---------
           Total current liabilities                              22,796       20,347
                                                               ---------    ---------

  Long-term debt                                                   1,690        1,810
  Deferred income taxes                                            2,577         --
  Other non-current liabilities                                    3,121        3,137
  Commitments and contingent liabilities (see Note 5)

  Shareholders' equity
      Preferred stock (no par value)
        Authorized 1,000,000 shares; none issued
      Common stock (no par value)
        Authorized 20,000,000 shares; issued and outstanding
         11,299,000 and 11,256,000 respectively                   17,793       17,354
      Additional paid-in capital                                  14,011       13,904
      Unamortized restricted stock                                  (219)        --
      Retained earnings                                           43,332       34,746
                                                               ---------    ---------
                                                                  74,917       66,004
      Less: common stock in treasury, at cost
       500,000 at January 30, 1999                                 4,416         --
                                                               ---------    ---------
           Total shareholders' equity                             70,501       66,004
                                                               ---------    ---------
Total liabilities and shareholders' equity                    $  100,685    $  91,298
                                                               =========    =========

See accompanying "Notes To Consolidated Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)



                                                       For the fifty - two weeks ended
                                                      ----------------------------------
                                                      January 30, January 31, February 1,
                                                          1999       1998        1997
                                                      ----------  ----------  ----------
Net sales                                             $ 241,693   $ 209,236   $ 190,288

Cost of sales, including certain occupancy expenses
  exclusive of depreciation                             149,858     130,589     118,066
                                                      ---------   ---------   ---------

   Gross income                                          91,835      78,647      72,222

Selling, general and administrative expenses             72,025      59,733      53,300
Depreciation and amortization                             6,260       4,148       3,270
                                                      ---------   ---------   ---------

   Operating income                                      13,550      14,766      15,652

Interest income (expense), net                              187         941      (1,235)
                                                      ---------   ---------   ---------

   Income before income taxes                            13,737      15,707      14,417

Provision for income taxes                                5,151       5,979       5,598
                                                      ---------   ---------   ---------

   Net income                                         $   8,586   $   9,728   $   8,819
                                                      =========   =========   =========

Basic earnings per share                              $    0.78   $    0.89   $    0.88
                                                      =========   =========   =========

Weighted average number of shares outstanding            11,077      10,880      10,052
                                                      =========   =========   =========

Diluted earnings per share                            $    0.75   $    0.86   $    0.85
                                                      =========   =========   =========

Weighted average number of shares and
   share equivalents outstanding                         11,378      11,292      10,368
                                                      =========   =========   =========


See accompanying "Notes To Consolidated Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                         For the fifty - two weeks ended
                                                       -----------------------------------
                                                       January 30, January 31,  February 1,
                                                          1999        1998        1997
                                                       ----------  ----------  -----------
Cash flow from operating activities:
Net income                                             $  8,586    $  9,728    $  8,819

 Adjustments to reconcile earnings to cash provided:
      Depreciation and amortization                       6,260       4,148       3,270
      Restricted stock expense                              128        --          --
      Net loss on disposal of assets                        326         463         560
      Deferred income taxes                               4,888      (1,076)       --
      Utilization of net operating loss carryforward       --         2,835       4,974
      (Increase) decrease in current assets:
         Merchandise inventories                         (2,698)    (12,181)     (2,114)
         Construction allowances receivable              (2,051)     (2,494)       (425)
         Other receivables                                 (498)         25         103
         Prepaid expenses                                   (22)       (523)        177
      Increase (decrease) in current liabilities:
         Accounts payable                                 2,357       4,210       2,503
         Compensation and related taxes                  (1,535)       (994)      2,996
         Income taxes payable                              (377)        340          (8)
         Other accrued expenses                             769         791         107
      Other                                                 127         715          79
                                                       --------    --------    --------
 Net cash flow from operating activities                 16,260       5,987      21,041
                                                       --------    --------    --------

 Cash flow for investing activities:
      Additions to fixed assets                         (22,484)    (20,408)     (5,230)
                                                       --------    --------    --------

 Cash flow (for) from financing activities:
      Repayment of long-term debt                          (120)       (120)    (19,910)
      Proceeds from issuance of common stock and
       related tax benefits                                 199      16,530         214
      Purchase of treasury stock                         (4,416)       --          --
                                                       --------    --------    --------
 Net cash flow (for) from financing activities           (4,337)     16,410     (19,696)
                                                       --------    --------    --------
         Cash (used) provided                          $(10,561)   $  1,989    $ (3,885)
                                                       ========    ========    ========

Cash and cash equivalents:
      At beginning of period                           $ 17,990    $ 16,001    $ 19,886
      At end of period                                    7,429      17,990      16,001
                                                       --------    --------    --------
         Cash (used) provided                          $(10,561)   $  1,989    $ (3,885)
                                                       ========    ========    ========

Supplemental disclosures of cash flow information:
      Cash paid for interest                           $    430    $    385    $  2,188
                                                       ========    ========    ========
      Cash paid for income taxes, net of refunds       $  1,050    $  2,684    $    632
                                                       ========    ========    ========


See accompanying "Notes To Consolidated Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                  Common Stock     Additional Unamortized Treasury Stock
                                                -----------------   Paid-in   Restricted  ---------------    Retained
                                                 Shares    Amount   Capital     Stock     Shares   Amount    Earnings
                                                -------   -------  ---------- ----------- ------   ------    --------
Balance as of February 3, 1996                   10,019   $ 1,716   $ 4,989   $  --         --     $  --     $16,199
   Exercise of stock options                         96       214      --        --         --        --        --
   Benefit of net operating loss carryforward      --        --       4,974      --         --        --        --
   Net income for 1996                             --        --        --        --         --        --       8,819
                                                -------   -------   -------   -------    -------   -------   -------

Balance as of February 1, 1997                   10,115     1,930     9,963      --         --        --      25,018
   Issuance of common stock                         995    14,957      --        --         --        --        --
   Exercise of stock options, including
      related tax benefit                           146       467     1,106      --         --        --        --
   Benefit of net operating loss carryforward      --        --       2,835      --         --        --        --
   Net income for 1997                             --        --        --        --         --        --       9,728
                                                -------   -------   -------   -------    -------   -------   -------

Balance as of January 31, 1998                   11,256    17,354    13,904      --         --        --      34,746
   Issuance of common stock                        --        --        --        --         --        --        --
   Exercise of stock options, including
      related tax benefit                            43        92       107      --         --        --        --
   Grant of restricted stock                       --         347      --        (347)      --        --        --
   Amortization of restricted stock                --        --        --         128       --        --        --
   Purchase of treasury stock                      --        --        --        --          500     4,416      --
   Net income for 1998                             --        --        --        --         --        --       8,586
                                                -------   -------   -------   -------    -------   -------   -------

Balance as of January 30, 1999                   11,299   $17,793   $14,011   $  (219)       500   $ 4,416   $43,332
                                                =======   =======   =======   =======    =======   =======   =======


See accompanying "Notes To Consolidated Financial Statements."

PAUL HARRIS STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Paul Harris Stores, Inc. (the "Company") is a specialty retailer that offers casual attire for fashion conscious women. Stores are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers, and downtown shopping districts. The Company operates stores in 29 states, with a significant concentration of stores in the Midwest.

Definition of Fiscal Year

     The Company's fiscal year ends on the Saturday closest to January 31. References to 1998, 1997, and 1996 are to the 52 weeks ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively.

The accounting policies below represent the accounting policies of all periods presented.

Principles of Consolidation

     The consolidated financial statements include the accounts of Paul Harris Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Income Taxes

     The liability method as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") is used to compute deferred income taxes resulting from temporary differences between the financial reporting base and tax base of asset and liabilities.

Store Preopening and Closing Costs

     Store preopening costs are expensed as incurred. Closing costs are accrued at the time the decision is made to close a store.

Deferred Lease Payments

     The Company is party to various lease arrangements which require scheduled rent increases over the noncancellable lease term. Rent expense of such leases is recognized on a straight-line basis over the related lease term.

Earnings Per Share

     Basic earnings per share are based on the weighted average number of common shares outstanding during the fiscal year. Diluted earnings per share are based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the fiscal year. The following table reconciles the numerators and denominators used in the basic and diluted earnings per share computations:


                                   1998              1997             1996
                             ---------------   ---------------   ---------------
                               Net               Net               Net
                             Income   Shares   Income   Shares   Income   Shares
                             ---------------------------------------------------
Basic earnings per share     $8,586   11,077   $9,728   10,880   $8,819   10,052
Effect of dilutive options     --        301     --        412     --        316
                             ------   ------   ------   ------   ------   ------
Diluted earnings per share   $8,586   11,378   $9,728   11,292   $8,819   10,368
                             ======   ======   ======   ======   ======   ======

Cash and Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of less than three months (primarily money market funds). Investment income is recognized when earned.

Fair Value of Financial Instruments

     Management has estimated that the carrying value of cash and cash equivalents, receivables, prepaid expenses and accounts payable approximates their fair value due to the relatively short period of time until expected realization. Management has estimated the fair value of long-term debt using discounted cash flow analysis, based on the Company's current expected borrowing rates for similar types of borrowing arrangements.

Merchandise Inventories

     Merchandise inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

Property, Fixtures and Equipment

     Property, fixtures and equipment are stated at cost. Leasehold improvements, store fixtures and equipment, net of accumulated depreciation, are written off for closed stores. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:
Buildings and Building Improvements 15-40 years; Store Fixtures and Equipment 3-10 years; Leasehold Improvements 1-15 years.

NOTE 2.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     The Company has a committed credit facility of $30,000, which may be used for letters of credit or direct borrowings ("Credit Facility"). The Credit Facility is intended to provide the Company with the cash and liquidity to conduct its operations. The Credit Facility was modified on November 19, 1998 to extend the term to June 30, 2000.

     As of January 30, 1999, there were no outstanding direct borrowings under the Credit Facility. The balance of outstanding letters of credit was $11,329 and the amount of available borrowings under the borrowing formula of the Credit Facility was $13,402.

     As of November 19, 1998, at the Company's option, the Company may borrow under the Credit Facility at the Prime Rate plus 0.25 percent (as defined in the Credit Facility) or at the LIBOR Interest Rate (as defined in the Credit Facility) plus 2.0 percent. Effective March 23, 1999 the Company may borrow under the credit facility at the Prime Rate (as defined by the Credit Facility).

     Letters of credit issued under the Credit Facility carry initial issuance fees plus negotiation fees of 0.25 percent of the face amount of each letter of credit. The Company's inventory, equipment, fixtures, cash and assignment of leases collateralize the Credit Facility. The Company is also required to maintain its primary operating cash accounts with the institution which is party to the Credit Facility.

     The Credit Facility contains covenants related to tangible net worth and operating cash flow requirements. In addition, the Credit Facility as amended, restricts the amount of the Company's common stock the Company may repurchase to not exceed 1,500 shares and $15,000.

     The Company also has a term loan of $1,690 (exclusive of amounts maturing in one year) collateralized by a mortgage on the Company's land and buildings with a book value of $4,151. The term loan was renewed on February 1, 1999 and is due in full on March 1, 2000 with monthly principal payments of $10 plus interest at 7.33 percent (7.83 percent in 1998 and 1997). The estimated fair market value of the term loan approximates its carrying value.

NOTE 3.  SHAREHOLDERS' EQUITY

     All outstanding shares are shares of voting common stock.

     During May 1997 the Company sold a total of 995 newly issued shares of the Company's common stock in an underwritten public offering. The Company received $14,957 net of expenses from the offering.

     The Company has a shareholders' rights plan, expiring April 10, 2007, which becomes operative upon certain events involving the acquisition of 15 percent or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each Right, unless redeemed by the Board, entitles its holder to purchase, at the Right's then-current exercise price, shares of Preferred Stock having a value of twice the Rights exercise price.

NOTE 4.  INCOME TAXES

     In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, the utilization of net operating loss carryforwards in 1997 resulted in an increase to additional paid-in capital of approximately $2,835. Prior to this time, given the relative magnitude of the loss carryforward amounts, management believed that because of the seasonal nature of the Company's business, the volatility of trends in women's apparel, and the relatively short amount of time that had passed since the consummation of the Company's plan of reorganization, that a full valuation allowance against the Company's net deferred tax assets was warranted. Upon the full utilization of the loss carryforwards in 1997, management determined that it was more likely than not that the remaining net deferred tax assets would be realized and reduced the valuation allowance to zero. This reduced income tax expense for 1997 by approximately $695. The reduction of the valuation allowance that related to the minimum tax credits resulted in an increase in additional paid-in capital in accordance with the provisions of AICPA SOP 90-7.

The provision for income taxes consists of:

                              1998     1997     1996
                              ----     ----     ----
Current tax expense:
    Federal ..............   $1,333   $4,061   $  293
    State ................      183    1,061      325
 Deferred tax expense:
    Federal ..............    3,194      643    4,431
    State ................      441      214      549
                             ------   ------   ------
                             $5,151   $5,979   $5,598
                             ======   ======   ======


The provisions for income taxes differ from the amounts of income tax calculated by applying the U.S. federal statutory income tax rate to pretax income as a result of the following:

                                                           1998       1997       1996
                                                          -------   -------    -------
     Federal taxes at statutory rate ..................   $ 4,708   $ 5,498    $ 4,945
     State and local taxes, net of federal benefit ....       410       782        574
     Non-deductible compensation expense ..............      --         350       --
     Reduction of valuation allowance
        on deferred tax assets ........................      --        (695)      --
     Other ............................................        33        44         79
                                                          -------   -------    -------
                                                          $ 5,151   $ 5,979    $ 5,598
                                                          =======   =======    =======


Deferred tax assets (liabilities) are comprised of the following:


                                               JANUARY 30,  JANUARY 31,
                                                  1999         1998
                                               -----------  -----------
Rent expense accruals .......................   $ 1,186        $ 1,234
Other .......................................       376            220
                                                -------        -------
    Total deferred tax assets ...............     1,562          1,454
                                                -------        -------
Retail inventory accruals ...................    (1,555)          --
Depreciation ................................    (3,516)           (68)
Prepaid pension .............................      (162)          (220)
Other .......................................      (141)           (90)
                                                -------        -------
   Total deferred tax liabilities ...........    (5,374)          (378)
                                                -------        -------
Net deferred tax (liabilities) assets .......   $(3,812)       $ 1,076
                                                =======        =======

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases retail stores under noncancellable operating leases that generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many of the leases contain contingent rental provisions computed on the basis of store sales. In addition to rent payments, certain leases require the Company to pay real estate taxes, insurance, maintenance, and other costs. The Company also leases automobiles and computer equipment under operating leases with terms of 24 to 60 months.

     In addition to minimum lease payments, the Company may be obligated to pay other contingent amounts: (1) Some store leases provide for additional rentals if sales exceed specified amounts. These additional rentals approximated 0.7 percent of rental expense for 1998, 1.6 percent for 1997 and 2.2 percent for 1996; (2) The Company has a number of leases with rent calculated based on a percentage of monthly sales. Such leases accounted for 7.7 percent of rental expense in 1998, 11.8 percent for 1997 and 12.6 percent for 1996; (3) Under certain store leases, additional payments are required of the Company for real estate taxes, utilities and other expenses. Rental expense under store leases for these items aggregated $23,325 for 1998, $17,293 for 1997 and $15,089 for 1996.


     Future minimum lease payments at January 30, 1999, were as follows:

                  1999.........................      $      23,939
                  2000.........................             23,165
                  2001.........................             22,268
                  2002.........................             22,113
                  2003.........................             21,422
                  Thereafter...................             79,420
                                                     -------------
                       Total ..................      $     192,327
                                                     =============

     The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. On October 15, 1997, the Company initiated a declaratory judgment action in the United States District Court for the Southern District of Indiana in response to certain demands made by Citibank (South Dakota), N.A. ("Citibank"). The demands by Citibank related to a credit plan agreement under which Citibank would have assumed the Company's private label credit card operation. In December 1997, Citibank filed a counter-claim against the Company alleging breach of said credit plan agreement. Citibank is alleging damages in excess of $3.0 million. Discovery has proceeded and a trial is pending. The Company believes that the counter-claim is without merit and will vigorously contest it. Although the outcome of any litigation is uncertain, the Company believes that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial position, results of operations or liquidity.


NOTE 6.  RETIREMENT PLAN

     The Company has a non-contributory defined benefit pension plan covering eligible full-time employees as of December 31, 1994. The benefits are based on years of service and the average annual compensation for the employee's five highest consecutive years of employment with the Company. Until December 31, 1994, the Company's funding policy was to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions were intended to provide for current service and for any unfunded projected future benefit obligation over a reasonable period.

     The Company ceased benefit accrual under the defined benefit plan effective December 31, 1994. Participants at that date maintain benefits accrued through December 31, 1994, but do not accrue benefits for service or compensation after December 31, 1994. Additionally, new employees are not covered by the plan.

     The assets of the plan, comprised almost entirely of U.S. Government obligations and high grade stocks and bonds, included 6 shares of the Company's common stock as of January 30, 1999 and January 31, 1998. The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions of the plan:

                                             1998        1997
                                           -------     -------
Projected benefit obligation:
   Beginning obligations ...............   $ 1,071     $ 1,205
      Interest cost ....................        77          87
      Actuarial gains ..................        10          89
      Benefits paid ....................      (457)       (470)
      Other ............................       124         160
                                           -------     -------
   Ending obligations ..................       825       1,071
                                           -------     -------
Fair value of plan assets:
   Beginning fair value ................     1,484       1,869
      Actual return on plan assets .....       218          85
      Benefits paid ....................      (457)       (470)
                                           -------     -------
   Ending fair value ...................     1,245       1,484
                                           -------     -------
   Funded status of the plan ...........       420         413
   Unrecognized net loss ...............       171         237
                                           -------     -------
   Net balance sheet asset .............   $   591     $   650
                                           =======     =======

Rate Assumptions:
   Discount rate .......................      7.25%       7.25%
   Rate of return on plan assets .......      8.00%       8.00%



NOTE 7.   EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     Under various plans, the Company may grant stock options and other awards to key executives, management, members of the Company's Board of Directors, and to other persons who are not employees of the Company at exercise prices equal to or exceeding the market price at the date of grant. In general, options become exercisable over a one to three year period from the grant date and expire ten years after the grant date.

     The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") and pursuant to its provisions the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB
25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees.

     The maximum number of shares of common stock of the Company that may be granted under the Company's stock option plans is 2,000 shares.

     Pursuant to an employment agreement by and between the Company and the Company's Chairman, President and CEO in 1994, the compensation committee granted a non-transferable option to purchase 350 shares of the common stock of the Company at an exercise price of $5.68 per share.

     Pursuant to an employment agreement by and between the Company and the Company's Chairman, President and CEO in 1998, the compensation committee granted on August 30, 1998 a performance based restricted stock award of 50 shares of the common stock of the Company. This award will vest at 80 percent, 10 percent and 10 percent on the next three anniversary dates of the grant, respectively. The Company recorded compensation expense of $128 related to this grant in 1998.

     The following table summarizes options outstanding and available under these plans and arrangements:

(SHARES IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                   1998      1997      1996
                                                  ------    ------    ------
Options outstanding at beginning of year ......    1,198     1,170       904
   Options granted ............................      564       336       444
   Options exercised ..........................      (43)     (146)      (96)
   Options expired ............................      (92)     (162)      (82)
                                                  ------    ------    ------
Options outstanding at end of year ............    1,627     1,198     1,170
                                                  ======    ======    ======
Options exercisable at end of year ............    1,194       841       657
                                                  ======    ======    ======
Options available for grant at end of year ....      374       845     1,020
                                                  ======    ======    ======

Weighted average option prices per share:
At beginning of year ..........................   $ 8.73    $ 6.30    $ 3.47
Granted .......................................     8.82     16.54     10.39
Exercised .....................................     2.16      3.19      2.23
Expired .......................................    14.73     12.49      2.66
Outstanding at end of year ....................     8.61      8.73      6.30
Exercisable at end of year ....................   $ 7.78    $ 6.79    $ 5.75


     In determining the weighted average fair value of options granted during each year, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in years 1998, 1997 and 1996, respectively: dividend yield of 0.0, 0.0 and 0.0 percent; expected volatility of 45.4, 44.6 and 41.4 percent; risk free interest rates of 5.2, 5.9 and 6.3 percent; and expected lives of 4.0, 4.0 and 7.3 years. The results are listed in the following table:


                                              1998       1997       1996
                                            --------   --------   --------
Weighted average fair value per option of
  options granted during the year           $   3.46   $   6.16   $   5.17


     Had compensation expense for the Company's stock options been determined based on the fair value at the grant dates for the awards under these plans, consistent with SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:


                                      1998        1997        1996
                                   ---------   ---------   ---------
Net income
    As reported ................   $   8,586   $   9,728   $   8,819
    Pro forma ..................   $   7,520   $   9,075   $   7,863

Basic earnings per share
   As reported .................   $    0.78   $    0.89   $    0.88
   Pro forma ...................   $    0.68   $    0.83   $    0.78

Diluted earnings per share
   As reported .................   $    0.75   $    0.86   $    0.85
   Pro forma ...................   $    0.66   $    0.80   $    0.76


     The following table summarizes information about stock options outstanding and stock options exercisable at January 30, 1999: (SHARES IN THOUSANDS)

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                              ------------------------------------------      ------------------------
                                NUMBER         WEIGHTED        WEIGHTED         NUMBER      WEIGHTED
                              OUTSTANDING       AVERAGE        AVERAGE        EXERCISABLE   AVERAGE
RANGE OF                      AT JAN 30,      CONTRACTUAL      EXERCISE       AT JAN 30,   EXERCISE
EXERCISE PRICES                 1999        LIFE (IN YEARS)      PRICE          1999        PRICE
----------------              -----------   --------------     ---------      -----------  -----------
            $  1.31...........   125             6.70          $    1.31         125       $    1.31
$   1.50 -  $  3.75...........   162             6.73               1.98         158            1.97
$   4.00 -  $  5.68...........   376             5.21               5.63         376            5.63
$   6.50 -  $ 10.25...........   527             9.40               8.02         274            8.49
$  11.50 -  $ 27.69...........   437             8.38              16.42         261           16.69


THRIFT/PROFIT-SHARING PLAN

     The Company has established a thrift/profit-sharing plan for substantially all employees that allows participating employees to authorize payroll deductions from their earnings for contribution to the plan. The Company contributes amounts as a set percentage of employee's deductions as defined in the plan. Additionally, the Company may contribute amounts to the plan as determined annually by the Board of Directors from Company profits. The Company made contributions in the amounts of $135, $70 and $54 for 1998, 1997 and 1996, respectively.


NOTE 8.    IMPACT OF NEW ACCOUNTING STANDARDS

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on the financial position or the results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. The impact of this new standard is not expected to have a significant effect on the financial position or the results of operations.

NOTE 9.    SUBSEQUENT EVENT (UNAUDITED)

     During March 1999, the Company purchased substantially all the assets of The J. Peterman Company, at auction, from The J. Peterman Company pursuant to a court order of the United States Bankruptcy Court, Eastern District of Kentucky
- Lexington Division, for $10,000, free and clear of all liens, claims, interests and encumbrances. The purchase price in excess of net assets, if any, will be amortized over a period not to exceed 40 years.

     J. Peterman is a nationally recognized upscale retailer well known for its catalog and unique merchandise collection. There are 12 J. Peterman stores operating in nine states.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Paul Harris Stores, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Paul Harris Stores, Inc. and its subsidiaries (the "Company") at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 2, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PAUL HARRIS STORES, INC

April 23, 1999                  By:  /s/  CHARLOTTE G. FISCHER
                                   --------------------------------------------
                                   Charlotte G. Fischer, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

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


                  SIGNATURE                                  TITLE                               DATE
                  ---------                                  -----                               ----
      /s/  CHARLOTTE G. FISCHER                  Chairman of the Board, President            April 23, 1999
-----------------------------------------        and Chief Executive Officer
         Charlotte G. Fischer                    (Principal Executive Officer)


             /s/ SALLY TASSANI                   Executive Vice President - Marketing        April 23, 1999
-----------------------------------------        and Director
                Sally Tassani


            /s/  THOMAS MCCAIN                   Senior Vice President - Finance and         April 23, 1999
-----------------------------------------        Chief Financial Officer
           Thomas McCain                         (Principal Financial Officer)



        /s/  KEITH L. HIMMEL, JR.                Vice President - Finance, Controller and    April 23, 1999
-----------------------------------------        Corporate Secretary
          Keith L. Himmel, Jr.                   (Principal Accounting Officer)


  /s/  RICHARD A. FEINBERG, PH.D.                Director                                    April 23, 1999
-----------------------------------------
       Richard A. Feinberg, Ph.D.


 /s/  LESLIE NATHANSON JURIS, PH.D.              Director                                    April 23, 1999
-----------------------------------------
      Leslie Nathanson Juris, Ph. D.


            /s/  JAMES T. MORRIS                 Director                                    April 23, 1999
-----------------------------------------
                 James T. Morris

            /s/  JOHN E. PETERS                  Director                                    April 23, 1999
-----------------------------------------
                 John E. Peters


                                  EXHIBIT INDEX


3  (a)(i)     Amended and Restated Articles of Incorporation of the
              Registrant dated September 8, 1992 (incorporated herein by reference from Form 8-K dated April 11, 1997).

      (ii) Amendment to Amended and Restated Articles of Incorporation dated July 6, 1993 (incorporated herein by reference from Form 8-K dated April 11, 1997).

      (iii) Amendment to Amended and Restated Articles of Incorporation dated April 10, 1997 (incorporated herein by reference from Form 8-K dated April 11, 1997).

   (b) Restated Bylaws of the Registrant (incorporated herein by reference from Form 10-K for the fiscal year ended February 1,
              1997).

4  (a)(i)     Secured Credit Agreement dated as of October 28, 1993 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(c) from Form 10-Q for the fiscal quarter ended October 30, 1993).

      (ii) Amended and Restated Secured Credit Agreement dated as of January 20, 1994 by and Between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(d) from Form 10-Q for the fiscal quarter ended April 30, 1994).

      (iii) First Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Documents dated as of October 31, 1994 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(e) from Form 10-K for the fiscal year ended January 28, 1995).

      (iv) Second Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Documents dated as of January 31, 1995 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(f) from Form 10-K for the fiscal year ended January 28, 1995).

      (v) Third Modification of Secured Credit Agreement, Notes, Mortgage and Other Loan Documents dated as of September 28, 1995 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(g) from Form 10-Q for the fiscal quarter ended October 28, 1995).

      (vi) Fourth Modification of Secured Credit Agreement, Revolving Note, and Other Loan Documents dated as of May 8, 1996 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(h) from Form 10-Q for the fiscal quarter ended May 4, 1996).

      (vii) Fifth Modification of Secured Credit Agreement, Revolving Note, and Other Loan Documents dated as of April 9, 1997 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(I) from Form 10-K for the fiscal year ended February 1, 1997).

      (viii) Sixth Modification of Amended and Restated Secured Credit Agreement, Revolving Note, and Other Loan Documents dated as of November 19, 1998 by and between the Registrant and LaSalle National Bank.

      (ix) Seventh Modification of Secured Credit Agreement and Other Loan Documents dated as of February 1, 1999 by and between the Registrant and LaSalle National Bank.

   (b)(i) Rights Agreement between the Registrant and The First National Bank of Boston, as rights agent, dated April 10, 1997 (incorporated herein by reference, filed as Exhibit (4)(j) from Form 8-K dated April 11,1997).

      (ii) First Amendment to Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated April 15, 1998 (incorporated herein by reference, filed as Exhibit
              (10)(m) from Form 10-Q for fiscal quarter ended May 2, 1998).

 10(a)      * The Registrant's 1992 Non-Qualified Stock Option Plan
              (incorporated herein by reference from Form 10-K for the fiscal year ended January 30, 1993).

   (b)      * Stock Option Agreement dated as of April 29, 1994, between the
              Registrant and Charlotte G. Fischer (incorporated herein by reference, filed as Exhibit (10)(f) from Form 10-K for the fiscal year ended January 28, 1995).

   (c)(i)   * 1996 Stock Option and Incentive Plan, as amended (incorporated herein by reference, filed as Exhibit 4.3 from Form S-8 dated June 26, 1997).

      (ii) * First Amendment to the 1996 Stock Option and Incentive Plan, as amended (incorporated herein by reference, filed as Exhibit
              (10)(n) from Form 10-Q for the fiscal quarter ended May 2, 1998).

   (d)      * Outside Directors Stock Option Plan (incorporated herein by reference, filed as Exhibit 4.4 from Form S-8 dated June 26,
              1997).

   (e)      * Employment Agreement between the Company and Charlotte G. Fischer dated February 1, 1998 (incorporated herein by reference, filed as Exhibit (10)(l) from Form 10-K for the fiscal year ended
              January 31, 1998).

   (f)      * 1998 Cash Bonus performance Plan for Executive Officers
              (incorporated herein by reference, filed as Exhibit (10)(o) from Form 10-Q for the fiscal quarter ended May 2, 1998).

   (g)      * Letter dated March 2, 1995 to John H. Boyers describing proposed terms of employment (incorporated herein by reference from Form 10-K for the fiscal year ended February 3,1996).

   (h)      * Letter dated August 12, 1998 to Sally Tassani describing terms of employment.

   (i)      * Letter dated September 12, 1998 to Thomas McCain describing terms of employment.

 23           Consent of Independent Accountants

 27           Financial Data Schedule.


---------------
         * The indicated exhibit is a management contract, compensation plan or arrangement required to be filed by Item 601 of Regulation S-K.