Form 10-Q
period 1999-05-01
PAUL HARRIS STORES INC
filed 1999-06-15
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MAY 1, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

                                    Yes    X     No
                                         -----

As of June 2 1999, 10,817,314 common shares were outstanding.

                                      INDEX

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                                         Page #
         Consolidated Balance Sheets - May 1, 1999,
         January 30, 1999 and May 2, 1998                                               3

         Consolidated Statements of Income -- For the thirteen
         weeks ended May 1, 1999 and May 2, 1998                                        4

         Consolidated Statements of Cash Flows -- For the thirteen
         weeks ended May 1, 1999 and May 2, 1998                                        5

         Consolidated Statements of Shareholders' Equity -- For the
         thirteen weeks ended May 1, 1999 and May 2, 1998                               6

         Notes to Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                       13

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                             13

Item 6.  Exhibits and Reports on Form 8-K                                                14


                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                              May 1,       January 30,    May 2,
                                                               1999           1999        1998
                                                            -----------    -----------  ----------
                                                            (unaudited)                (unaudited)
ASSETS
  Current assets
      Cash and cash equivalents                               $   3,709    $   7,429    $  17,995
      Merchandise inventories                                    38,956       34,638       28,531
      Construction allowances receivable                          2,550        4,977        1,957
      Other receivables                                             837          902          248
      Prepaid expenses                                            1,306        1,381        1,496
      Deferred income taxes                                        --           --             90
                                                              ---------      -------       ------
           Total current assets                                  47,358       49,327       50,317
                                                              ---------      -------       ------

  Property, fixtures and equipment
      Land, building and improvements                             6,026        6,013        5,895
      Store fixtures and equipment                               38,662       38,229       27,900
      Leasehold improvements and other                           32,287       27,981       21,692
                                                              ---------      -------       ------
                                                                 76,975       72,223       55,487
      Less: accumulated depreciation and amortization           (23,349)     (21,611)     (17,823)
                                                              ---------      -------       ------
           Property, fixtures and equipment, net                 53,626       50,612       37,664

  Deferred income taxes                                            --           --            827
  Other assets                                                    4,798          746          765
                                                              ---------      -------       ------
Total assets                                                  $ 105,782      100,685       89,573
                                                              =========      =======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
      Accounts payable                                        $   9,974    $  15,082        9,118
      Compensation and related taxes                              2,038        1,245        1,702
      Income taxes payable                                         --           --            766
      Deferred income taxes                                       1,235        1,235         --
      Other accrued expenses                                      5,846        5,114        5,211
      Current maturities of long-term debt                        1,780          120        1,890
                                                              ---------      -------    ---------
           Total current liabilities                             20,873       22,796       18,687
                                                              ---------      -------    ---------

  Long-term debt                                                  7,150        1,690         --
  Deferred income taxes                                           2,862        2,577         --
  Other non-current liabilities                                   3,638        3,121        3,248

  Shareholders' equity
      Preferred stock (no par value)
        Authorized 1,000,000 shares; none issued
      Common stock (no par value)
        Authorized 20,000,000 shares; issued
         11,299,000, 11,299,000 and 11,262,000 respectively      17,793       17,793       17,387
      Additional paid-in capital                                 14,011       14,011       13,933
      Unamortized restricted stock                                 (144)        (219)        --
      Retained earnings                                          44,015       43,332       36,318
                                                              ---------      -------    ---------
                                                                 75,675       74,917       67,638
      Less: common stock in treasury, at cost
       500,000, 500,000 and -0- respectively                      4,416        4,416         --
                                                              ---------      -------    ---------
           Total shareholders' equity                            71,259       70,501       67,638
                                                              ---------      -------    ---------
Total liabilities and shareholders' equity                    $ 105,782      100,685    $  89,573
                                                              =========      =======    =========





        See accompanying "Notes To Consolidated Financial Statements".

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                (Dollars in thousands, except for per share data)



                                                     For the thirteen weeks ended
                                                     ----------------------------
                                                     May 1,             May 2,
                                                      1999               1998
                                                      -------          -------
Net sales                                             $58,442          $52,278

Cost of sales, including certain occupancy expenses
  exclusive of depreciation                            37,696           31,981
                                                      -------          -------



   Gross income                                        20,746           20,297

Selling, general and administrative expenses           18,180           16,370
Depreciation and amortization                           1,768            1,469
                                                      -------          -------



   Operating income                                       798            2,458

Interest and other income, net                            294              123
                                                      -------          -------



   Income before income taxes                           1,092            2,581

Provision for income taxes                                409            1,009
                                                      -------          -------

   Net income                                         $   683          $ 1,572
                                                      =======          =======

Basic earnings per share                              $  0.06          $  0.14
                                                      =======          =======


Weighted average number of shares outstanding          10,799           11,260
                                                      =======          =======


Diluted earnings per share                            $  0.06          $  0.14
                                                      =======          =======


Weighted average number of shares and
   share equivalents outstanding                       10,979           11,554
                                                      =======          =======

See accompanying "Notes To Consolidated Financial Statements".

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Dollars in thousands)



                                                             For the thirteen weeks ended
                                                             ----------------------------
                                                                 May 1,          May 2,
                                                                 1999            1998
                                                              -----------     -----------
Cash flow from operating activities:
Net income                                                    $    683          $  1,572

 Adjustments to reconcile net income to cash provided:
      Depreciation and amortization                              1,768             1,469
      Restricted stock expense                                      75              --
      Deferred income taxes                                        285               159
      (Increase) decrease in current assets:
         Merchandise inventories                                   877             3,409
         Construction allowances receivable                      2,427               969
         Other receivables                                          65               156
         Prepaid expenses                                           75              (137)
      Increase (decrease) in current liabilities:
         Accounts payable                                       (5,108)           (3,607)
         Compensation and related taxes                            793            (1,078)
         Income taxes payable                                     --                 389
         Other accrued expenses                                    732               866
      Other                                                        493               133
                                                              --------          --------
 Net cash flow from operating activities                         3,165             4,300
                                                              --------          --------
 Cash flow for investing activities:
      Additions to fixed assets                                 (2,175)           (4,317)
      Business acquisition                                     (11,830)             --
                                                              --------          --------
 Net cash flow from investing activities                       (14,005)           (4,317)
                                                              --------          --------

 Cash flow (for) from financing activities:
      Net proceeds (repayment) of long-term debt                 7,120               (40)
      Proceeds from issuance of common stock and
       related tax benefits                                       --                  62
                                                              --------          --------
 Net cash flow (for) from financing activities                   7,120                22
                                                              --------          --------
         Cash (used) provided                                 $ (3,720)         $      5
                                                              ========          ========

Cash and cash equivalents:
      At beginning of period                                  $  7,429          $ 17,990
      At end of period                                           3,709            17,995
                                                              --------          --------
         Cash (used) provided                                 $ (3,720)         $      5
                                                              ========          ========




         See accompanying "Notes To Consolidated Financial Statements".

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED
                                 (in thousands)


                                                 For the thirteen            For the thirteen
                                                  weeks ended                  weeks ended
                                                   May 1, 1999                 May 2, 1998
                                              --------------------------    -----------------------
                                              SHARES           AMOUNT       SHARES          AMOUNT
                                              ------         -----------    ------        ---------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (20,000 AUTHORIZED):
   Beginning balance                          10,799         $    17,793    11,256        $ 17,354
   Exercise of stock options                      --                  --         6              33
                                              ------         -----------    ------        --------

                   Ending balance             10,799         $    17,793    11,262        $ 17,387
                                              ======         ===========    ======        ========


ADDITIONAL PAID IN CAPITAL:
   Beginning balance                                         $    14,011                  $ 13,904
   Tax benefit on exercise of stock options                           --                        29
                                                             -----------                  --------

                   Ending balance                            $    14,011                  $ 13,933
                                                             ===========                  ========

RESTRICTED STOCK:
   Beginning balance                                         $      (219)                 $     --
   Amortization of restricted stock                                   75                        --
                                                             -----------                  --------

                   Ending balance                            $      (144)                 $     --
                                                             ===========                  ========


RETAINED EARNINGS:
   Beginning balance                                         $    43,332                  $ 34,746
   Net income                                                        683                     1,572
                                                             -----------                  --------

                   Ending balance                            $    44,015                  $ 36,318
                                                             ===========                  ========


TREASURY STOCK:
   Beginning balance                             500         $     4,416        --        $     --
   Purchase of treasury stock                     --                  --        --              --
                                              ------         -----------    ------        --------

                   Ending balance                500         $     4,416        --        $     --
                                              ======         ===========    ======        ========




         See accompanying "Notes To Consolidated Financial Statements."

                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and its subsidiaries (the "Company"). The Company is a specialty retailer known for its branded private-label apparel and accessories for women.

The unaudited consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 30, 1999, Annual Report on Form 10-K.

In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the period ended May 1, 1999, and for all other periods presented, have been made.

The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 1999 refers to the fiscal year that began on January 31, 1999, and will end on January 29, 2000.

The results of operations for the first quarter of fiscal 1999 are not necessarily indicative of the results to be expected for all of fiscal 1999. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.

Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

2. EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share are based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the quarter. The following table reconciles the numerators and denominators used in the basic and diluted earnings per share computations:


                                                                               For the thirteen weeks ended
                                                                               ----------------------------
                                                                   May 1, 1999                       May 2, 1998
                                                              ------------------------------------------------------------
                                                              Net Income       Shares            Net Income     Shares
Basic earnings and outstanding shares                          $  683          10,799             $1,572          11,260
Effect of dilutive options                                       --               180              --                294
                                                               ------          ------             ------          ------
Diluted earnings and outstanding equivalent shares             $  683          10,979             $1,572          11,554
                                                               ======          ======             ======          ======



3. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The Company has a committed credit facility of $30,000, which may be used for letters of credit or direct borrowings ("Credit Facility"). The Credit Facility is intended to provide the Company with cash and liquidity to conduct its operations. The Credit Facility was modified on April 19, 1999 to extend its term to June 30, 2000 and to allow the Company to borrow a maximum of $10,000 under the Credit Facility as a term note. The term note requires only monthly interest payments with an interest rate equaling the prime rate (as defined in the Credit Facility) or the LIBOR interest rate (as defined in the Credit Facility) plus 2.0 percent. The Credit Facility remains unchanged with respect to letter of credit issuance fees, covenants and stock repurchase restrictions and collateralization of the Credit Facility. As of May 1, 1999, $7,150 was borrowed under the term note arrangement and no direct borrowings under the revolving credit commitment. The balance of outstanding letters of credit was $5,873 and the amount of available borrowings under the borrowing formula of the Credit Facility was $13,300 at May 1, 1999.

4. ACQUISITION OF ASSETS

On March 12, 1999, the Company acquired from The J. Peterman Company ("J. Peterman") substantially all of the assets of J. Peterman for approximately $10,000 in cash. This transaction did not include any assumption of debt. The total estimated cost of $11,800 includes estimated purchase liabilities of $1,800 primarily associated with a plan to exit three of the thirteen acquired store locations and close the J. Peterman distribution facility. The Company expects to complete its plan of acquisition by March 2000. The acquisition was accounted for under the purchase method and, accordingly, results of J. Peterman's operations are included in the consolidated financial statements as of the date of acquisition. The purchase price has been preliminarily allocated based upon estimated fair values of the assets acquired which may vary once the actual fair value of the assets are determined.



The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisition of J. Peterman had taken place on January 31, 1999 and on February 1, 1998:


                                                  Three months ended
                                               -----------------------
                                                5/1/99          5/2/98
                                               --------         ------
         Net sales                             $  61,028       $ 61,819

         Net income                            $     334       $    292



         Per share data:

              Basic                            $    0.03       $   0.03

              Diluted                          $    0.03       $   0.03



These unaudited pro forma results have been prepared for comparative purposes only and include the effects of preliminary estimates of fair value and certain adjustments and assumptions based upon available information that management believes are reasonable in the circumstances. They do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on February 1, 1998 or of future results of operations.

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

OVERVIEW

As of May 1, 1999, the Company operated 307 stores in 29 states primarily under the Paul Harris name. These stores are a specialty retailer of moderately priced casual apparel and accessories for women sold under the Paul Harris, Paul Harris Design, Paul Harris Denim and other brand names. The Paul Harris stores have a significant concentration of locations in the Midwest. The Company also operates 10 stores in eight states under the J. Peterman name. J. Peterman is a nationally recognized upscale apparel, accessory and novelty retailer well known for its catalog and unique merchandise collection.

The Company's stores currently average approximately 4,800 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first three months of fiscal 1999, the Company opened four and closed one Paul Harris store and acquired 13 J. Peterman stores and subsequently closed three J. Peterman stores during the period. The Company expects that any new Paul Harris stores will be generally located in the Company's existing markets in order to enhance recognition of the Paul Harris name, facilitate targeted marketing efforts and efficiently utilize the Company's sales team.

RESULTS OF OPERATIONS

The following discussion is based upon the unaudited consolidated financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.


                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           RESULTS OF OPERATIONS AS A
                             PERCENTAGE OF NET SALES



                                                        Thirteen weeks ended
                                                          May 1,   May 2,
                                                           1999     1998
                                                         --------  -------
Net sales                                                 100.0%   100.0%

Cost of sales, including certain occupancy expenses
      exclusive of depreciation (1)                        64.5%    61.2%
                                                          -----    -----
   Gross income                                            35.5%    38.8%

Selling, general and administrative expenses (2)           31.1%    31.3%
Depreciation and amortization                               3.0%     2.8%
                                                          -----    -----

   Operating income                                         1.4%     4.7%
Interest and other income, net                              0.5%     0.2%
                                                          -----    -----

   Income before income taxes                               1.9%     4.9%
Provision for income taxes                                  0.7%     1.9%
                                                          -----    -----

   Net income                                               1.2%     3.0%
                                                          =====    =====


--------------------

(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.

(2)  Includes all store level occupancy expenses not included in cost of sales.

FIRST QUARTER OF FISCAL 1999

The Company's net sales increased to $58.4 million in the first quarter of fiscal 1999 from $52.3 million in the first quarter of fiscal 1998, an increase of $6.2 million or 11.8 percent. The increase in net sales was primarily attributable to a 12.4 percent increase in the number of stores operating during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 and a decrease in comparable store sales of 1.9 percent during the quarter. The comparable store sales decline was the result of a decline in the average sales price per unit sold. The Company operated 317 stores as of May 1, 1999 compared to 282 stores as of May 2, 1998.

Gross income increased to $20.7 million in the first quarter of fiscal 1999 from $20.3 million in the prior year, an increase of $449,000 or 2.2 percent. Gross income was positively impacted by the $6.2 million increase in sales and negatively effected by a 33.4 percent increase in occupancy costs.

Gross income as a percentage of net sales decreased to 35.5 percent in the first quarter of 1999 compared to 38.8 percent in the first quarter of 1998. This decrease was attributable to an increase in occupancy expense as a percentage of net sales and a 12.3 percent decrease in the sales price per unit sold as compared to the first quarter of fiscal 1998. The increase in occupancy expenses as a percentage of net sales was due to increased occupancy costs for newer stores and from increased occupancy costs as a result of the re-negotiation of leases of several existing store locations.

Selling, general and administrative expenses increased to $18.2 million, or 31.1 percent of net sales, for the first quarter of fiscal 1999 from $16.4 million, or 31.3 percent of net sales, for the first quarter of fiscal 1998. The increase of $1.8 million or 11.1 percent was primarily due to increased store-related expenses as a result of the increase in number of store locations.

Depreciation and amortization increased to $1.8 million for the first quarter of fiscal 1999 from $1.5 million for the first quarter of fiscal 1998, an increase of $299,000 or 20.4 percent. As a percentage of net sales, depreciation and amortization increased to 3.0 percent in the first quarter of fiscal 1999 from
2.8 percent in the first quarter of fiscal 1998, primarily as a result of the approximately $45 million increase in fixed asset expenditures during the 1998 and 1997 fiscal years. The increase in fixed assets includes the new point of sale system, which has a shorter depreciable life than most other depreciable assets of the Company.

Operating income decreased to $798,000 in the first quarter of fiscal 1999 from $2.5 million for the first quarter of fiscal 1998, a decrease of $1.7 million. As a percentage of net sales, operating income decreased to 1.4 percent in the first quarter of fiscal 1999 from 4.7 percent in the first quarter of fiscal 1998.

Interest and other income, net, of $294,000 for the first quarter of fiscal 1999 was the result of a receipt of unclaimed note redemption accreting back to the Company according to the terms of the note agreement in the amount of $437,000

The provision for income taxes was $409,000 for the first quarter of fiscal 1999 compared to $1.0 million for the first quarter of 1998. The Company's effective tax rate of 37.5 percent in the first quarter of fiscal 1999 was lower than the
39.1 percent in the first quarter of fiscal 1998 primarily as a result of the Company benefiting from a lower state effective income tax rate.

As a result of the above factors, the Company's net income decreased to $683,000 for the first quarter of fiscal 1999 from $1.6 million for the first quarter of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital consist of internally generated cash and a $30.0 million secured revolving credit facility. The Credit Facility is intended to provide the Company with cash and liquidity to conduct its operations. The Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 2000. The annual interest rate on the direct borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 0.25 percent. Borrowings under a term note have an annual interest rate equal to the lenders prime rate or LIBOR plus 2 percent. In addition, letters of credit carry an initial issuance fee, plus a fee of 0.25 percent of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At May 1, 1999, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $5.9 million. As of May 1, 1999, $7,150 was borrowed under the term note arrangement and no direct borrowings under the revolving credit commitment.

Net cash flow for investing activities was approximately $14.0 million in the first quarter of fiscal 1999, primarily for the acquisition of J. Peterman assets (see Note 4. "Acquisition of Assets" of "Notes to Consolidated Financial Statements"). The Company anticipates opening a total of 26 new stores and will remodel or relocate a total of 24 stores during the 1999 fiscal year. Excluding the $11.8 incurred for J. Peterman (see Note 4. "Acquisition of Assets" of "Notes to Consolidated Financial Statements"), the Company will spend approximately $12.0 million on new store additions or remodels and spend another $3.5 million on other capital expenditures during the 1999 fiscal year. The Company has spent approximately $2.2 million during the first quarter of 1999, primarily for new store additions and remodels.

Net cash flow from operating activities was $3.2 million in the first quarter of fiscal 1999 compared to a net cash flow of $4.3 million in the first quarter of fiscal 1998. The primary reason for the decrease in net cash flow was a result of decreased net income for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Net cash flow from financing activities for the first quarter of fiscal 1999 included direct borrowings of $7.1 million under the Company's revolving credit facility.

Cash and cash equivalents decreased to $3.7 million at the end of the first quarter of fiscal 1999 from $18.0 million at the end of the first quarter of fiscal 1998 due primarily to the proceeds from the stock offering in fiscal 1997 of $15.0 million.

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

The Company's efforts in addressing the Y2K issues are directed by senior-level management. These efforts represent a significant commitment of time of the Company's information system staff, the efforts of outside consultants and software testing applications. Management periodically reports to the Board of Directors with respect to the Company's Y2K efforts. In May 1996, the Company initiated the process of preparing its computer systems and applications for the year 2000 when the decision to replace the store point of sale equipment was made. The store point of sale systems were replaced during the third quarter of 1997. The Y2K process also involves upgrading corporate hardware and software components. Management estimates the total cumulative costs will be approximately $9.5 million, which includes the $6.2 million already invested in the new point of sale systems and $2.6 million for application software and development.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company considers the market risks of its variable interest rate borrowings to not be material to its financial condition.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1999, the Company held its annual meeting of shareholders.

The shareholders elected the following directors by the vote indicated, to serve until the annual meeting of shareholders as indicated:


                                                                    TERM
         Name of Nominee                FOR           WITHHELD     EXPIRES
         ---------------                ---           --------     -------
Richard A. Feinberg, Ph.D               8,387,121     740,812        2002
Charlotte G. Fischer                    8,387,121     740,812        2002
There were 0 broker non-votes


In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

                                            Term
                  Name                     Expires
                  ----                     -------
James T. Morris                              2000
Sally M. Tassani                             2000
Leslie Nathanson Juris, Ph.D                 2001
John E. Peters                               2001


An amendment of the Company's 1996 Stock Option and Incentive Plan, which increased from 1,000,000 to 2,000,000 the number of shares of the Company's common stock, without par value, subject to issuance under the plan, was approved by the following vote:

For: 2,570,120  Against: 2,149,820  Abstentions: 70,359  Broker Non-votes: 4,337,6340

An amendment of the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company's common stock, without par value, from 20,000,000 to 40,000,000, was approved by the following vote:

For: 8,153,851       Against: 880,728       Abstentions: 93,354       Broker Non-votes: 0

PricewaterhouseCoopers LLP was approved as independent accountants for the Company for the fiscal year 1999 by the following vote:

For: 9,071,223       Against: 33,471        Abstentions: 23,239       Broker Non-votes: 0



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:   4 (a)(x) Eighth Modification of Amended and Restated Secured
                           Credit Agreement
                  27       Financial Data Schedule

  (b) Reports on Form 8-K:

         Current Report on Form 8-K dated March 29, 1999
         Item 2 and 7 reported
                  On March 12, 1999 the Registrant acquired substantially all the assets of The J. Peterman Company.
                  The Registrant noted that it was impractical at the date of the above mentioned Form 8-K to provide the financial statements and pro forma financial information as required by
                  Item 7. The registrant further noted that such information would be filed by amendment to the above mentioned Form 8-K on or prior to May 27, 1999.

         Amendment No. 1 on Form 8-K/A, dated May 27, 1999, to Current Report on March 29, 1999
         Item 7 reported
                  On March 12, 1999 the Registrant acquired substantially all the assets of The J. Peterman Company.
                  The Registrant filed the financial statements and pro forma financial information required by Item 7 as an amendment to its Current Report on Form 8-K dated March 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PAUL HARRIS STORES, INC.
                                       (Registrant)


Date:  June 15, 1999               /s/ KEITH L. HIMMEL, JR.
                                   ------------------------------
                                   Vice President - Finance, Controller and
                                   Corporate Secretary
                                   (Signing on behalf of the registrant and as
                                   principal financial officer)