Form 10-Q
period 1999-07-31
PAUL HARRIS STORES INC
filed 1999-09-14
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -------  Exchange Act of 1934 for the quarterly period ended JULY 31, 1999

                                       or

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the transition period
         from               to
            ---------------    --------------

                          Commission File Number 0-7264

                            PAUL HARRIS STORES, INC.
             (Exact name of registrant as specified in its charter)


           INDIANA                                       35-0907402
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  6003 GUION RD., INDIANAPOLIS, IN                         46254
(Address of principal executive offices)                 (Zip Code)


                                 (317) 293-3900
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes    X        No
                                               ---------      ---------
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                       Yes    X        No
                                               ---------      ---------

As of September 8, 1999, 10,860,814 common shares were outstanding.

                                      INDEX

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                          Page #

         Consolidated Balance Sheets - July 31, 1999,
         January 30, 1999 and August 1, 1998                                            3

         Consolidated Statements of Income (Loss) -- For the thirteen
         and twenty-six weeks ended July 31, 1999 and August 1, 1998                    4

         Consolidated Statements of Cash Flows -- For the twenty-six
         weeks ended July 31, 1999 and August 1, 1998                                   5

         Consolidated Statements of Shareholders' Equity -- For the
         twenty-six weeks ended July 31, 1999 and August 1, 1998                        6

         Notes to Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                      14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               14

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 July 31,  January 30,   August 1,
                                                                  1999        1999         1998
                                                              ------------ ----------  -----------
                                                               (unaudited)             (unaudited)
ASSETS
  Current assets
      Cash and cash equivalents                               $   2,849    $   7,429    $  10,541
      Merchandise inventories                                    38,262       34,638       33,515
      Construction allowances receivable                          1,012        4,977        2,133
      Other receivables                                           1,569          902        1,041
      Prepaid expenses                                            1,355        1,381        1,397
      Deferred income taxes                                           -            -          100
                                                              ---------    ---------    ---------
           Total current assets                                  45,047       49,327       48,727
                                                              ---------    ---------    ---------

  Property, fixtures and equipment
      Land, building and improvements                             6,097        6,013        5,978
      Store fixtures and equipment                               41,877       38,229       31,869
      Leasehold improvements and other                           33,647       27,981       24,180
                                                              ---------    ---------    ---------
                                                                 81,621       72,223       62,027
      Less: accumulated depreciation and amortization           (25,259)     (21,611)     (18,864)
                                                              ---------    ---------    ---------
           Property, fixtures and equipment, net                 56,362       50,612       43,163

  Deferred income taxes                                               -            -          529
  Other assets                                                    4,735          746          772
                                                              ---------    ---------    ---------
Total assets                                                  $ 106,144    $ 100,685    $  93,191
                                                              =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
      Short-term borrowings                                   $   5,900    $       -    $      -
      Accounts payable                                           12,995       15,082       14,453
      Compensation and related taxes                              1,772        1,245          824
      Deferred income taxes                                       1,235        1,235            -
      Other accrued expenses                                      4,745        5,114        4,944
      Current maturities of long-term debt                        1,740          120        1,870
                                                              ---------    ---------    ---------
           Total current liabilities                             28,387       22,796       22,091
                                                              ---------    ---------    ---------

  Long-term debt                                                      -        1,690            -
  Deferred income taxes                                           2,910        2,577            -
  Other non-current liabilities                                   3,813        3,121        3,348

  Shareholders' equity
      Preferred stock (no par value)
        Authorized 1,000,000 shares; none issued
      Common stock (no par value)
        Authorized 40,000,000 shares; issued
         11,359,000, 11,299,000 and 11,264,000 respectively      17,932       17,793       17,390
      Additional paid-in capital                                 14,130       14,011       13,933
      Unamortized restricted stock                                  (66)        (219)           -
      Retained earnings                                          43,454       43,332       36,891
                                                              ---------    ---------    ---------
                                                                 75,450       74,917       68,214
      Less: common stock in treasury, at cost
       500,000, 500,000 and 45,000 respectively                   4,416        4,416          462
                                                              ---------    ---------    ---------
           Total shareholders' equity                            71,034       70,501       67,752
                                                              ---------    ---------    ---------
Total liabilities and shareholders' equity                    $ 106,144    $ 100,685    $  93,191
                                                              =========    =========    =========

          See accompanying "Notes To Consolidated Financial Statements".

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    UNAUDITED
                (Dollars in thousands, except for per share data)

                                                                               For the thirteen               For the twenty-six
                                                                                  weeks ended                    weeks ended
                                                                         ----------------------------    ---------------------------

                                                                             July 31,       August 1,       July 31,       August 1,
                                                                              1999            1998           1999            1998
                                                                         ------------    ------------    ------------   ------------



Net sales                                                                  $ 56,488         $ 48,095        $114,930        $100,373

Cost of sales, including certain occupancy expenses
  exclusive of depreciation                                                  34,594           29,966          72,290          61,947
                                                                           --------         --------        --------        --------


   Gross income                                                              21,894           18,129          42,640          38,426

Selling, general and administrative expenses                                 20,703           15,880          38,883          32,250
Depreciation and amortization                                                 1,976            1,423           3,744           2,892
                                                                           --------         --------        --------        --------


   Operating (loss) income                                                     (785)             826              13           3,284

Interest (expense) income and other income, net                                (112)             124             182             247
                                                                           --------         --------        --------        --------


   (Loss) income before income taxes                                           (897)             950             195           3,531

(Benefit) provision for income taxes                                           (336)             377              73           1,386
                                                                           --------         --------        --------        --------


   Net (loss) income                                                       $   (561)        $    573        $    122        $  2,145
                                                                           ========         ========        ========        ========



Basic (loss) earnings per share                                            $  (0.05)        $   0.05        $   0.01        $   0.19
                                                                           ========         ========        ========        ========



Weighted average number of shares outstanding                                10,838           11,261          10,818          11,261
                                                                           ========         ========        ========        ========



Diluted (loss) earnings per share                                          $  (0.05)        $   0.05        $   0.01        $   0.19
                                                                           ========         ========        ========        ========


Weighted average number of shares and
   share equivalents outstanding                                             10,993           11,605          10,986          11,579
                                                                           ========         ========        ========        ========

         See accompanying "Notes To Consolidated Financial Statements".

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Dollars in thousands)


                                                                         For the twenty-six weeks ended
                                                                        ----------------------------------
                                                                           July 31,           August 1,
                                                                             1999               1998
                                                                        ---------------   ----------------
Cash flow from operating activities:
Net income                                                               $    122                $  2,145

 Adjustments to reconcile net income to cash provided:
      Depreciation and amortization                                         3,744                   2,892
      Restricted stock expense                                                153                       -
      Net loss on disposal of assets                                            -                     298
      Deferred income taxes                                                   333                     447
      (Increase) decrease in current assets:
         Merchandise inventories                                            1,571                  (1,575)
         Construction allowances receivable                                 3,965                     793
         Other receivables                                                   (667)                   (637)
         Prepaid expenses                                                      26                     (38)
      Increase (decrease) in current liabilities:
         Accounts payable                                                  (2,087)                  1,728
         Compensation and related taxes                                       527                  (1,956)
         Income taxes payable                                                   -                    (377)
         Other accrued expenses                                              (369)                    599
      Other                                                                   712                     222
                                                                         --------                --------

 Net cash flow from operating activities                                    8,030                   4,541
                                                                         --------                --------

 Cash flow for investing activities:
      Additions to fixed assets                                            (6,868)                (11,533)
      Business acquisition                                                (11,830)                      -
                                                                         --------                --------

 Net cash flow for investing activities                                   (18,698)                (11,533)
                                                                         --------                --------

 Cash flow (for) from financing activities:
      Direct borrowings under revolving line of credit                      5,900                       -
      Repayment of long-term debt                                             (70)                    (60)
      Proceeds from issuance of common stock and
       related tax benefits                                                   258                      65
      Purchase of treasury stock                                                -                    (462)
                                                                         --------                --------

 Net cash flow (for) from financing activities                              6,088                    (457)
                                                                         --------                --------

         Cash used                                                       $ (4,580)               $ (7,449)
                                                                         ========                ========

Cash and cash equivalents:
      At beginning of period                                             $  7,429                $ 17,990
      At end of period                                                      2,849                  10,541


         Cash used                                                       $ (4,580)               $ (7,449)
                                                                         ========                ========

        See accompanying "Notes To Consolidated Financial Statements".

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED
                                 (in thousands)


                                                          For the twenty-six            For the twenty-six
                                                              weeks ended                   weeks ended
                                                             July 31, 1999                August 1, 1998
                                                      ----------------------------  ----------------------------
                                                        SHARES         AMOUNT         SHARES         AMOUNT
                                                      ------------  --------------  ------------  --------------

PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (40,000 AUTHORIZED):
   Beginning balance                                        10,799   $      17,793        11,256   $      17,354
   Exercise of stock options                                    60             139             8              36
                                                      ------------  --------------  ------------   -------------

                   Ending balance                           10,859   $      17,932        11,264   $      17,390
                                                      ============  ==============  ============   =============


ADDITIONAL PAID-IN CAPITAL:
   Beginning balance                                                 $      14,011                 $      13,904
   Tax benefit on exercise of stock options                                    119                            29
                                                                     -------------                 -------------

                   Ending balance                                    $      14,130                 $      13,933
                                                                     =============                 =============

UNAMORTIZED RESTRICTED STOCK:
   Beginning balance                                                $         (219)                $           -
   Amortization of restricted stock                                            153                             -
                                                                    --------------                 -------------

                   Ending balance                                   $          (66)                $           -
                                                                    ==============                 =============


RETAINED EARNINGS:
   Beginning balance                                                $       43,332                 $      34,746
   Net income                                                                  122                         2,145
                                                                    --------------                 -------------

                   Ending balance                                   $       43,454                 $      36,891
                                                                    ==============                 =============


TREASURY STOCK:
   Beginning balance                                           500  $        4,416             -   $           -
   Purchase of treasury stock                                    -               -            45             462
                                                      ------------  --------------  ------------  --------------

                   Ending balance                              500  $        4,416            45  $          462
                                                      ============  ==============  ============  ==============


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

In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the period ended July 31, 1999, and for all other periods presented, have been made.

The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 1999 refers to the fiscal year that began on January 31, 1999, and will end on January 29, 2000.

The results of operations for the first and second quarter of fiscal 1999 are not necessarily indicative of the results to be expected for all of fiscal 1999. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.

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

                                            For the thirteen weeks ended                 For the twenty-six weeks ended
                                          July 31, 1999       August 1, 1998          July 31, 1999             August 1, 1998
                                       ------------------- --------------------- ------------------------    ---------------------
                                       Net Loss    Shares   Net Income Shares        Net Income Shares         Net Income  Shares
Basic earnings and outstanding shares   $ (561)   10,838      $  573   11,261        $  122    10,818           $2,145    11,261
Effect of dilutive options                   -       155           -      344             -       168                -       318
                                        ------    ------      ------   ------        ------    ------           ------    ------
Diluted earnings and outstanding
   equivalent shares                    $ (561)   10,993      $  573   11,605        $  122    10,986           $2,145    11,579
                                        ======    ======      ======   ======        ======    ======           ======    ======

3. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The Company has a committed credit facility of $30.0 million, which may be used for letters of credit or direct borrowings ("Credit Facility"). The Credit Facility is intended to provide the Company with cash and liquidity to conduct its operations. The Credit Facility was modified on April 19, 1999 to extend its term to June 30, 2000 and to allow the Company to borrow a maximum of $10.0 million under the Credit Facility as a term note. The term note requires only monthly interest payments with an interest rate equaling the prime rate (as defined in the Credit Facility) or the LIBOR interest rate (as defined in the Credit Facility) plus 2.0 percent. The Credit Facility remains unchanged with respect to letter of credit issuance fees, covenants and stock repurchase restrictions and collateralization of the Credit Facility. As of July 31, 1999, there were $5.9 million of direct borrowings under the revolving credit commitment. The balance of outstanding letters of credit was $8.9 million and the amount of available borrowings under the borrowing formula of the Credit Facility was $9.6 million at July 31, 1999.

4. ACQUISITION OF ASSETS

On March 12, 1999, the Company acquired from The J. Peterman Company ("J. Peterman") substantially all of the assets of J. Peterman for approximately $10.0 million in cash. This transaction did not include any assumption of debt. The estimated cost of $11.8 million includes estimated purchase liabilities of $1.8 million primarily associated with a plan to exit three of the thirteen acquired store locations and close the J. Peterman distribution facility. The Company expects to complete its plan of acquisition by March 2000. The acquisition was accounted for under the purchase method and, accordingly, results of J. Peterman's operations are included in the consolidated financial statements as of the date of acquisition. The purchase price has been preliminarily allocated based upon estimated fair values of the assets acquired which may vary once the actual fair value of the assets are determined.

The following unaudited pro forma information (dollars in thousands, except per share data) presents a summary of the Company's consolidated results of operations as if the acquisition of J. Peterman had taken place on January 31, 1999 and on February 1, 1998:

                                         Three months ended                       Six months ended
                                    ---------------------------             -------------------------

                                    7/31/99              8/1/98             7/31/99            8/1/98
                                    -------              ------             -------            ------
              Net sales             $  56,488         $  56,873            $ 116,186         $ 118,692

              Net (loss)            $    (561)        $  (1,164)           $    (410)        $    (872)



         Per share data:

              Basic                 $   (0.05)        $   (0.10)           $   (0.04)       $    (0.08)

              Diluted               $   (0.05)        $   (0.10)           $   (0.04)       $    (0.08)


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

OVERVIEW

As of July 31, 1999, the Company operated 308 stores in 29 states under the Paul Harris and Paul Harris Direct names. These stores are a specialty retailer of moderately priced casual apparel and accessories for women sold under the Paul Harris, Paul Harris Design, Paul Harris Denim and other Paul Harris brand names. The Paul Harris stores have a significant concentration of locations in the Midwest. The Company also operates 11 stores in nine states under the J. Peterman name. J. Peterman is a nationally recognized upscale apparel, accessory and novelty retailer well known for its catalog and unique merchandise collection.

The Company's stores currently average approximately 4,800 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first half of fiscal 1999, the Company opened seven and closed three Paul Harris stores, acquired 13 J. Peterman stores and subsequently closed three J. Peterman stores and opened one new J. Peterman store during the period. The Company expects that any new Paul Harris stores will be generally located in the Company's existing markets in order to enhance recognition of the Paul Harris name, facilitate targeted marketing efforts and efficiently utilize the Company's sales team. The Company currently has no plans to open any new J. Peterman stores during the remainder of the fiscal year.

RESULTS OF OPERATIONS

The following discussion is based upon the unaudited consolidated financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           RESULTS OF OPERATIONS AS A
                             PERCENTAGE OF NET SALES

                                                                        Thirteen weeks ended       Twenty-six weeks ended
                                                                       -----------------------    ------------------------
                                                                       July 31,       August 1,     July  31,     August 1,
                                                                        1999            1998          1999          1998


Net sales                                                               100.0%         100.0%        100.0%        100.0%
Cost of sales, including certain occupancy expenses
      exclusive of depreciation (1)                                      61.2%          62.3%         62.9%         61.7%
                                                                        -----          -----         -----         -----

   Gross income                                                          38.8%          37.7%         37.1%         38.3%

Selling, general and administrative expenses (2)                         36.7%          33.0%         33.8%         32.1%
Depreciation and amortization                                             3.5%           3.0%          3.3%          2.9%
                                                                        -----          -----         -----         -----

   Operating (loss) income                                               (1.4%)          1.7%          0.0%          3.3%
Interest and (expense) income and other income, net                      (0.2%)          0.3%          0.2%          0.2%
                                                                        -----          -----         -----         -----

   (Loss) income before income taxes                                     (1.6%)          2.0%          0.2%          3.5%
(Benefit) provision for income taxes                                     (0.6%)          0.8%          0.1%          1.4%
                                                                        -----          -----         -----         -----

   Net (loss) income                                                     (1.0%)          1.2%          0.1%          2.1%
                                                                        =====          =====         =====         =====

---------------------------------------------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2) Includes all store level occupancy expenses not included in cost of sales.

SECOND QUARTER OF FISCAL 1999

The Company's net sales increased to $56.5 million in the second quarter of fiscal 1999 from $48.1 million in the second quarter of fiscal 1998, an increase of $8.4 million or 17.5 percent. The increase in net sales was primarily attributable to a 12.0 percent increase in the number of stores operating during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. Comparable store sales increased by 4.5 percent during the quarter. Comparable store sales were negatively impacted during the latter part of July due to the interruption of the Company's normal distribution of merchandise to the stores as a result of the total hardware and software conversion that took place in early July. The Company operated 319 stores as of July 31, 1999 compared to 288 stores as of August 1, 1998.

Gross income increased to $21.9 million in the second quarter of fiscal 1999 from $18.1 million for the same period in the prior year, or an increase of $3.8 million or 20.8 percent. Gross income was positively impacted by the $8.4 million increase in sales plus an increase in selling margins and negatively effected by a 32.2 percent increase in occupancy costs primarily due to a 25.2 percent increase in total square feet occupied. Gross income as a percentage of net sales increased to 38.8 percent in the second quarter of 1999 compared to
37.7 percent in the second quarter of 1998. This increase was attributable to an increase in selling margins as a result of fewer markdowns and reduced merchandise costs; offset by an increase in occupancy expense as a percentage of net sales due to increased occupancy costs for newer and larger stores and as a result of the re-negotiation of leases of several existing store locations.

Selling, general and administrative expenses increased to $20.7 million, or 36.7 percent of net sales, for the second quarter of fiscal 1999 from $15.9 million, or 33.0 percent of net sales, for the second quarter of fiscal 1998. The increase of $4.8 million or 30.4 percent was primarily due to increased store payroll costs a result of the increase in number of store locations. The increase as a percent of net sales was the result of higher costs for store personnel and the increase in occupancy costs related to the increase in total square feet operated by the Company.

Depreciation and amortization increased to $2.0 million for the second quarter of fiscal 1999 from $1.4 million for the second quarter of fiscal 1998, an increase of $553,000 or 38.9 percent. As a percentage of net sales, depreciation and amortization increased to 3.5 percent in the second quarter of fiscal 1999 from 3.0 percent in the second quarter of fiscal 1998, primarily as a result of the approximate $43 million increase in fixed asset expenditures during the 1998 and 1997 fiscal years. The increase in fixed assets includes the new point of sale system, which has a shorter depreciable life than most other depreciable assets of the Company.

Operating loss of $785,000 for the second quarter of fiscal 1999 was a decrease of $1.6 million from operating income of $826,000 for the second quarter of fiscal 1998. As a percentage of net sales, the Company had an operating loss of
1.4 percent in the second quarter of fiscal 1999 compared to operating income of
1.7 percent in the second quarter of fiscal 1998.

Interest (expense) income and other income, net, of ($112,000) for the second quarter of fiscal 1999 was the result of borrowings from the Company's revolving line of credit. The Company had interest (expense) income and other income, net, of $124,000 for the second quarter of fiscal 1998 as a result of higher invested cash balances.

The benefit for income taxes was $336,000 for the second quarter of fiscal 1999 compared to a provision of $377,000 for the second quarter of 1998. The Company's effective tax rate of 37.5 percent in the second quarter of fiscal 1999 was lower than the 39.7 percent in the second quarter of fiscal 1998 primarily as a result of the Company benefiting from a lower state effective income tax rate.

As a result of the above factors, the Company's net income decreased to a loss of $561,000 for the second quarter of fiscal 1999 from income of $573,000 for the second quarter of fiscal 1998.

FIRST HALF OF FISCAL 1999

The Company's net sales increased to $114.9 million in the first half of fiscal 1999 from $100.4 million in the first half of fiscal 1998, an increase of $14.6 million or 14.5 percent. The increase in net sales was primarily attributable to a 10.8 percent increase in store count. The Company operated 319 stores as of July 31, 1999 compared to 288 stores on August 1, 1998. Comparable store sales increased by 1.2 percent for the first half of fiscal 1999.

Gross income increased to $42.6 million in the first half of fiscal 1999 from $38.4 million for the same period in the prior year, an increase of $4.2 million or 11.0 percent. Gross income increased primarily as a result of the increase in net sales. Gross income, as a percentage of net sales, decreased to 37.1 percent in the first half of fiscal 1999 from 38.3 percent of net sales for the first half of fiscal 1998. Gross income, as a percentage of net sales, was negatively impacted by the increase in occupancy expenses, especially for stores opened in the last twelve months, and partially offset by increased selling margins.

Selling, general and administrative expenses increased to $38.9 million, or 33.8 percent of net sales, for the first half of fiscal 1999 from $32.2 million, or
32.1 percent of net sales, for the first half of fiscal 1998. The increase of $6.6 million was primarily the result of increased store payroll costs and occupancy expense to support the increase in the number of store locations. The increase as a percent of net sales was primarily the result of higher costs associated with the increase in total square feet operated by the Company.

Depreciation and amortization increased to $3.7 million for the first half of fiscal 1999 from $2.9 million for the first half of fiscal 1998, an increase of $852,000 or 29.5 percent. As a percentage of net sales, depreciation and amortization increased to 3.3 percent in the first half of fiscal 1999 from 2.9 percent in the first half of fiscal 1998. The increase is a result of the approximate $19.6 million increase in fixed asset expenditures at the end of the first half of fiscal 1999 compared to the end of the first half of fiscal 1998.

Operating income decreased to $13,000 in the first half of fiscal 1999 from $3.3 million for the first half of fiscal 1998, a decrease of $3.3 million. As a percentage of net sales, operating income was 0.0 percent in the first half of fiscal 1999 compared to 3.3 percent in the first half of fiscal 1998.

Interest (expense) income and other income, net, of $182,000 for the first half of fiscal 1999 decreased from $247,000 for the first half of fiscal 1998. This decrease was primarily due to short term borrowing as a result of the business acquisition in March 1999 and partially offset by the receipt of $437,000 for unclaimed note redemption accrediting back to the Company according to the terms of the note agreement during the first half of fiscal 1999.

The provision for income taxes, based on statutory rates, was $73,000 for the first half of fiscal 1999 compared to $1.4 million for the first half of fiscal 1998, a decrease of $1.3 million, as a result of the decrease in income before income taxes. The Company's effective tax rate of 37.4 percent in the first half of fiscal 1999 was lower than the 39.3 percent in the first half of fiscal 1998 primarily as a result of lower state effective income tax rates.

As a result of the above factors, the Company's net income decreased to $122,000 for the first half of fiscal 1999 from $2.1 million for the first half of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital consist of internally generated cash and a $30.0 million secured revolving credit facility. The Credit Facility is intended to provide the Company with cash and liquidity to conduct its operations. The Company may make direct borrowings of up to the maximum amount of the credit facility. The credit facility expires June 30, 2000. The Company anticipates that it will be able to extend the current credit facility with similar terms and conditions. The annual interest rate on the direct borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender. Borrowings under a term note have an annual interest rate equal to the lenders prime rate or LIBOR plus 2 percent. In addition, letters of credit carry an initial issuance fee, plus a fee of 0.25 percent of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. At July 31, 1999, there were outstanding letters of credit issued in favor of the Company under the credit facility in an aggregate amount of $8.9 million and there was $5.9 million of direct borrowings under the revolving credit commitment.

Net cash flow from operating activities was $8.0 million in the first half of fiscal 1999 compared to a net cash flow of $4.5 million in the first half of fiscal 1998. The primary reason for the increase in net cash flow from operating activities was a result of the decrease in construction allowance receivables for the first half of fiscal 1999 compared to the first half of fiscal 1998.

Net cash flow for investing activities was $18.7 million in the first half of fiscal 1999, primarily for the acquisition of J. Peterman assets (see Note 4. "Acquisition of Assets" of "Notes To Consolidated Financial Statements") and capital expenditures for new stores and remodeling existing stores. The Company anticipates opening a total of 21 new Paul Harris stores and will remodel or relocate a total of 10 Paul Harris stores during the 1999 fiscal year. Excluding the $11.8 incurred for J. Peterman (see Note 4. "Acquisition of Assets" of "Notes To Consolidated Financial Statements"), the Company will spend approximately $10.0 million on new store additions or remodels and spend another $4.0 million on other capital expenditures during the 1999 fiscal year. The company has spent approximately $6.9 million during the first half of fiscal 1999, primarily for new store additions and remodels.

Net cash flow from financing activities was $6.1 million for the first half of fiscal 1999 and primarily was the result of direct borrowings of $5.9 million under the Company's revolving credit facility (see Note 4. "Acquisition of Assets" of "Notes To Consolidated Financial Statements").

Cash and cash equivalents decreased to $2.8 million at the end of the first half of fiscal 1999 from $10.5 million at the end of the first half of fiscal 1998 due primarily to the purchase of J. Peterman.

Management believes that cash generated from operations and borrowings under the Company's credit facility, if any, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") will pose a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function. The problem also extends to many non-software systems, that is operating and control systems that rely on embedded chip systems. The Company and other retailers are vulnerable to the industry's dependence on electronic point of sale, inventory control systems and other system failures such as payroll, accounting and security. The Company must also be aware of the effect of Y2K failures on the part of its suppliers, landlords and public or private infrastructure service providers, which include electricity, water, gas, transportation and communication.

The Company's efforts in addressing the Y2K issues are directed by senior-level management. These efforts represent a significant commitment of time of the Company's information system staff, the efforts of outside consultants and software testing applications. Management periodically reports to the Board of Directors with respect to the Company's Y2K efforts. In May 1996, the Company initiated the process of preparing its computer systems and applications for Y2K when the decision to replace the store point of sale equipment was made. The store point of sale systems were replaced during the third quarter of 1997. The Y2K process also involves upgrading corporate hardware and software components. Management estimates the total cumulative costs will be approximately $10.5 million, which includes the $6.2 million already invested in the new point of sale systems and $3.6 million for application software and development.

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

Phase 4 - Remediation. The remediation phase involves the execution of the strategies chosen. The IT systems remediation is substantially complete with the remainder expected to be completed by the late fall of 1999. The non-critical systems corrections should also be completed by the late fall of 1999.

Phase 5 - Test and Certification. The Company has substantially completed all critical and important system testing and certification with non-critical systems to be tested and certified by late fall of 1999. Testing for non-IT systems has been initiated: however, due to the Company's reliance on many third-party vendors, the Company cannot estimate precisely when this phase will be completed.

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

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: 4(a)(iv)         Amendment to Amended and Restated Articles
                                     of Incorporation of the Registrant dated
                                     August 18, 1999.

                    10(c)(iii)       Second Amendment to the 1996 Stock Option
                                     and Incentive Plan, as amended.

                    27               Financial Data Schedule

      (b) Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PAUL HARRIS STORES, INC.
                                       (Registrant)


Date:  September 14, 1999          /s/ Keith L. Himmel, Jr.
                                   --------------------------------------
                                   Vice President - Finance, Controller and
                                   Corporate Secretary
                                  (Signing on behalf of the registrant and as
                                   principal financial officer)