Form 10-Q
period 1999-10-30
PAUL HARRIS STORES INC
filed 1999-12-14
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the quarterly period ended OCTOBER 30, 1999 or

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the transition period from _______________
      to ________________


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

As of December 1, 1999, 10,900,814 common shares were outstanding.

                                      INDEX

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                              Page #

        Consolidated Balance Sheets - October 30, 1999,
        January 30, 1999 and October 31, 1998                               3

        Consolidated Statements of Income (Loss) -- For the thirteen
        and thirty-nine weeks ended October 30, 1999 and October 31, 1998   4

        Consolidated Statements of Cash Flows -- For the thirty-nine
        weeks ended October 30, 1999 and October 31, 1998                   5

        Consolidated Statements of Shareholders' Equity -- For the
        thirty-nine weeks ended October 30, 1999 and October 31, 1998       6

        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8

Item 3. Quantitative and Qualitative Disclosure About Market Risk           14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    14

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            October 30,    January 30,     October 31,
                                                               1999           1999            1998
                                                            -----------    -----------     -----------
                                                            (unaudited)                    (unaudited)
ASSETS
  Current assets
    Cash and cash equivalents                                $   1,686      $   7,429      $   3,000
    Merchandise inventories                                     57,469         34,638         45,951
    Construction allowances receivable                           2,268          4,977          4,082
    Income tax receivable                                        3,641            650            823
    Other receivables                                              514            252            316
    Prepaid expenses                                             1,738          1,381          1,402
    Deferred income taxes                                            -              -            502
                                                             ---------      ---------      ---------
       Total current assets                                     67,316         49,327         56,076
                                                             ---------      ---------      ---------

  Property, fixtures and equipment
    Land, building and improvements                              6,166          6,013          5,978
    Store fixtures and equipment                                45,389         38,229         38,096
    Leasehold improvements and other                            34,419         27,981         24,812
                                                             ---------      ---------      ---------
                                                                85,974         72,223         68,886
    Less: accumulated depreciation and amortization            (27,198)       (21,611)       (20,509)
                                                             ---------      ---------      ---------
       Property, fixtures and equipment, net                    58,776         50,612         48,377

  Other assets                                                   4,649            746            752
                                                             ---------      ---------      ---------
Total assets                                                 $ 130,741      $ 100,685      $ 105,205
                                                             =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Short-term borrowings                                    $  18,400      $       -      $   4,900
    Accounts payable                                            22,826         15,082         19,735
    Compensation and related taxes                               1,945          1,245          2,247
    Deferred income taxes                                          856          1,235              -
    Other accrued expenses                                       5,649          5,114          6,517
    Current maturities of long-term debt                         1,720            120          1,840
                                                             ---------      ---------      ---------
       Total current liabilities                                51,396         22,796         35,239
                                                             ---------      ---------      ---------

  Long-term debt                                                     -          1,690              -
  Deferred income taxes                                          5,249          2,577            992
  Other non-current liabilities                                  4,057          3,121          3,468

  Shareholders' equity
    Preferred stock (no par value)
      Authorized 1,000,000 shares; none issued
    Common stock (no par value)
      Authorized 40,000,000 shares; issued
      11,401,000, 11,299,000 and 11,277,000 respectively        17,933         17,793         17,410
    Additional paid-in capital                                  14,130         14,011         13,939
    Unamortized restricted stock                                   (36)          (219)             -
    Retained earnings                                           42,428         43,332         38,573
                                                             ---------      ---------      ---------
                                                                74,455         74,917         69,922
    Less: common stock in treasury, at cost
    500,000, 500,000 and 500,000 respectively                    4,416          4,416          4,416
                                                             ---------      ---------      ---------
       Total shareholders' equity                               70,039         70,501         65,506
                                                             ---------      ---------      ---------
Total liabilities and shareholders' equity                   $ 130,741      $ 100,685      $ 105,205
                                                             =========      =========      =========




         See accompanying "Notes To Consolidated Financial Statements".
                                       3

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    UNAUDITED
                (Dollars in thousands, except for per share data)

                                                            For the thirteen            For the thirty-nine
                                                              weeks ended                   weeks ended
                                                       --------------------------    --------------------------
                                                       October 30,    October 31,    October 30,    October 31,
                                                          1999           1998           1999           1998
                                                       -----------    -----------    -----------    -----------

Net sales                                               $  62,565      $  61,212      $ 177,495      $ 161,585

Cost of sales, including certain occupancy expenses
   exclusive of depreciation                               39,709         37,526        111,999         99,473
                                                        ---------      ---------      ---------      ---------

   Gross income                                            22,856         23,686         65,496         62,112

Selling, general and administrative expenses               22,031         19,157         60,914         51,407
Depreciation and amortization                               2,157          1,657          5,901          4,549
                                                        ---------      ---------      ---------      ---------

   Operating (loss) income                                 (1,332)         2,872         (1,319)         6,156

Interest (expense) income and other income, net              (311)           (91)          (129)           156
                                                        ---------      ---------      ---------      ---------

   (Loss) income before income taxes                       (1,643)         2,781         (1,448)         6,312

(Benefit) provision for income taxes                         (617)         1,099           (544)         2,485
                                                        ---------      ---------      ---------      ---------

   Net (loss) income                                    $  (1,026)     $   1,682      $    (904)     $   3,827
                                                        =========      =========      =========      =========


Basic (loss) earnings per share                         $   (0.09)     $    0.15      $   (0.08)     $    0.34
                                                        =========      =========      =========      =========


Weighted average number of shares outstanding              10,887         11,000         10,841         11,174
                                                        =========      =========      =========      =========


Diluted (loss) earnings per share                       $   (0.09)     $    0.15      $   (0.08)     $    0.33
                                                        =========      =========      =========      =========

Weighted average number of shares and
   share equivalents outstanding                           10,982         11,248         10,984         11,469
                                                        =========      =========      =========      =========







         See accompanying "Notes To Consolidated Financial Statements".
                                       4

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Dollars in thousands)


                                                                       For the thirty-nine weeks ended
                                                                       -------------------------------
                                                                          October 30,   October 31,
                                                                             1999          1998
                                                                          -----------   -----------
Cash flow from operating activities:
Net (loss) income                                                          $   (904)     $  3,827

 Adjustments to reconcile net (loss) income to cash (used) provided:
   Depreciation and amortization                                              5,901         4,549
   Restricted stock expense                                                     183             -
   Net loss on disposal of assets                                                82           160
   Deferred income taxes                                                      2,293         1,566
   (Increase) decrease in current assets:
      Merchandise inventories                                               (17,636)      (14,011)
      Construction allowances receivable                                      2,709        (1,156)
      Income tax receivable                                                  (2,991)         (823)
      Other receivables                                                        (262)           88
      Prepaid expenses                                                         (357)          (43)
   Increase (decrease) in current liabilities:
      Accounts payable                                                        7,744         7,010
      Compensation and related taxes                                            700          (533)
      Income taxes payable                                                        -          (377)
      Other accrued expenses                                                    535         2,172
   Other                                                                        897           363
                                                                           --------      --------
 Net cash flow (for) from operating activities                               (1,106)        2,792
                                                                           --------      --------
 Cash flow for investing activities:
   Additions to fixed assets                                                (11,376)      (18,267)
   Business acquisition                                                     (11,830)            -
                                                                           --------      --------
 Net cash flow for investing activities                                     (23,206)      (18,267)
                                                                           --------      --------
 Cash flow from financing activities:
   Direct borrowings under revolving line of credit                          18,400         4,900
   Repayment of long-term debt                                                  (90)          (90)
   Proceeds from issuance of common stock and
    related tax benefits                                                        259            91
   Purchase of treasury stock                                                     -        (4,416)
                                                                           --------      --------
 Net cash flow from financing activities                                     18,569           485
                                                                           --------      --------
      Cash used                                                            $ (5,743)     $(14,990)
                                                                           ========      ========

Cash and cash equivalents:
   At beginning of period                                                  $  7,429      $ 17,990
   At end of period                                                           1,686         3,000
                                                                           --------      --------
      Cash used                                                            $ (5,743)     $(14,990)
                                                                           ========      ========






         See accompanying "Notes To Consolidated Financial Statements".
                                       5

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED
                                 (in thousands)


                                                                 For the thirty-nine            For the thirty-nine
                                                                     weeks ended                    weeks ended
                                                                  October 30, 1999               October 31, 1998
                                                               ----------------------          ---------------------
                                                               SHARES         AMOUNT           SHARES        AMOUNT
                                                               ------        --------          ------       --------
PREFERRED STOCK (1,000 AUTHORIZED):

COMMON STOCK (40,000 AUTHORIZED):
   Beginning balance                                           10,799       $  17,793          11,256      $  17,354
   Issuance of stock grants                                        40               -               -              -
   Exercise of stock options                                       62             140              21             56
                                                               ------       ---------          ------      ---------

                   Ending balance                              10,901       $  17,933          11,277      $  17,410
                                                               ======       =========          ======      =========


ADDITIONAL PAID-IN CAPITAL:
   Beginning balance                                                        $  14,011                      $  13,904
   Tax benefit on exercise of stock options                                       119                             35
                                                                            ---------                      ---------

                   Ending balance                                           $  14,130                      $  13,939
                                                                            =========                      =========

UNAMORTIZED RESTRICTED STOCK:
   Beginning balance                                                        $    (219)                     $       -
   Amortization of restricted stock                                               183                              -
                                                                            ---------                      ---------

                   Ending balance                                           $     (36)                     $       -
                                                                            =========                      =========


RETAINED EARNINGS:
   Beginning balance                                                        $  43,332                      $  34,746
   Net (loss) income                                                             (904)                         3,827
                                                                            ---------                      ---------

                   Ending balance                                           $  42,428                      $  38,573
                                                                            =========                      =========


TREASURY STOCK:
   Beginning balance                                              500       $   4,416               -      $       -
   Purchase of treasury stock                                       -               -             500          4,416
                                                               ------       ---------          ------      ---------

                   Ending balance                                 500       $   4,416             500      $   4,416
                                                               ======       =========          ======      =========






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

In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the period ended October 30, 1999, and for all other periods presented, have been made.

The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 1999 refers to the fiscal year that began on January 31, 1999, and will end on January 29, 2000.

The results of operations for the first, second and third quarters of fiscal 1999 are not necessarily indicative of the results to be expected for all of fiscal 1999. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.

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

                                            For the thirteen weeks ended               For the thirty-nine weeks ended
                                            ----------------------------               -------------------------------
                                        October 30, 1999     October 31, 1998      October 30, 1999       October 31, 1998
                                       ------------------   ------------------    ------------------     ------------------
                                       Net Loss    Shares   Net Income  Shares    Net Loss    Shares     Net Income  Shares
                                       --------    ------   ----------  ------    --------    ------     ----------  ------
Basic earnings and outstanding shares  $ (1,026)   10,887   $    1,682  11,000    $   (904)   10,841     $    3,827  11,174
Effect of dilutive options                    -        95            -     248           -       143              -     295
                                       --------    ------   ----------  ------    --------    ------     ----------  ------
Diluted earnings and outstanding
  equivalent shares                    $ (1,026)   10,982   $    1,682  11,248    $   (904)   10,984     $    3,827  11,469
                                       ========    ======   ==========  ======    ========    ======     ==========  ======


3. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

The Company has a committed credit facility of $35.0 million, which may be used for letters of credit or direct borrowings ("Credit Facility"). The facility was amended October 21, 1999 to increase the facility to its current level and the maximum revolving credit available to $25.0 million. The Credit Facility is intended to provide the Company with cash and liquidity to conduct its operations. The Credit Facility was previously modified on April 19, 1999 to extend its term to June 30, 2000 and to allow the Company to borrow a maximum of $10.0 million under the Credit Facility as a term note. The term note requires only monthly interest payments with an interest rate equaling the prime rate (as defined in the Credit Facility) or the LIBOR interest rate (as defined in the Credit Facility) plus 2.0 percent. The Credit Facility remains unchanged with respect to letter of credit issuance fees, covenants and stock repurchase restrictions and collateralization of the Credit Facility. As of October 30, 1999, there were $18.4 million of direct borrowings under the revolving credit commitment. The balance of outstanding letters of credit was $8.0 million and the amount of available borrowings under the borrowing formula of the Credit Facility was $8.6 million at October 30, 1999.

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

The following unaudited pro forma information (dollars in thousands, except per share data) presents a summary of the Company's consolidated results of operations as if the acquisition of J. Peterman had taken place on January 31, 1999 and on February 1, 1998:

                                     Three months ended             Nine months ended
                                  ------------------------       ------------------------
                                  10/30/99        10/31/98       10/30/99        10/31/98
                                  --------        --------       --------        --------
         Net sales               $   62,565      $   74,522     $  178,751      $  193,214

         Net (loss) earnings     $   (1,026)     $      536     $   (1,436)     $     (337)



         Per share data:

              Basic              $    (0.09)     $     0.05     $    (0.13)     $    (0.03)

              Diluted            $    (0.09)     $     0.05     $    (0.13)     $    (0.03)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company or the retailing industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: local, regional and national economic conditions; extreme or unseasonable weather conditions; locating stores correctly and generating increased sales and productivity; legislation and regulatory matters affecting payroll costs or other aspects of retailing; the ability to identify and respond to emerging fashion trends; internal computerized systems functioning properly; Year 2000 readiness of direct and down line vendors and service providers; foreign and domestic labor and manufacturing conditions; and governmental actions such as import or trade restrictions.

OVERVIEW

As of October 30, 1999, the Company operated 317 stores in 29 states under the Paul Harris name. These stores are a specialty retailer of moderately priced casual apparel and accessories for women sold under the Paul Harris, Paul Harris Design, Paul Harris Denim and other Paul Harris brand names. The Paul Harris stores have a significant concentration of locations in the Midwest. The Company also operates 12 stores in nine states under the J. Peterman name. J. Peterman is a nationally recognized upscale apparel, accessory and novelty retailer well known for its catalog and unique merchandise collection.

The Company's stores currently average approximately 4,900 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first nine months of fiscal 1999, the Company opened 18 and closed five Paul Harris stores, acquired 13 J. Peterman stores and subsequently closed three J. Peterman stores and opened two new J. Peterman stores during the period. The Company expects that any new Paul Harris stores will be generally located in the Company's existing markets in order to enhance recognition of the Paul Harris name, facilitate targeted marketing efforts and efficiently utilize the Company's sales team. The Company currently has no plans to open any new J. Peterman stores during the remainder of the fiscal year.

RESULTS OF OPERATIONS

The following discussion is based upon the unaudited consolidated financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                 RESULTS OF OPERATIONS AS A PERCENT OF NET SALES

                                                           Thirteen weeks ended           Thirty-nine weeks ended
                                                           --------------------           -----------------------
                                                        October 30,    October 31,      October 30,     October 31,
                                                           1999           1998             1999            1998
                                                           ----           ----             ----            ----
Net sales                                                    100.0%         100.0%           100.0%          100.0%
Cost of sales, including certain occupancy expenses
   exclusive of depreciation (1)                              63.5%          61.3%            63.1%           61.6%
                                                       -------------  -------------    -------------   -------------

   Gross income                                               36.5%          38.7%            36.9%           38.4%

Selling, general and administrative expenses (2)              35.2%          31.3%            34.3%           31.8%
Depreciation and amortization                                  3.4%           2.7%             3.3%            2.8%
                                                       -------------  -------------    -------------   -------------

   Operating (loss) income                                    (2.1%)          4.7%            (0.7%)           3.8%
Interest (expense) income and other income, net               (0.5%)         (0.1%)           (0.1%)           0.1%
                                                       -------------  -------------    -------------   -------------

   (Loss) income before income taxes                          (2.6%)          4.6%            (0.8%)           3.9%
(Benefit) provision for income taxes                          (1.0%)          1.8%            (0.3%)           1.5%
                                                       -------------  -------------    -------------   -------------

   Net (loss) income                                          (1.6%)          2.8%            (0.5%)           2.4%
                                                       =============  =============    =============   =============

-------------------------------------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2)  Includes all store level occupancy expenses not included in cost of sales.

THIRD QUARTER OF FISCAL 1999

The Company's net sales increased to $62.6 million in the third quarter of fiscal 1999 from $61.2 million in the third quarter of fiscal 1998, an increase of $1.4 million or 2.2 percent. The increase in net sales was primarily attributable to a 12.7 percent increase in the number of stores operating during the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. Comparable store sales decreased by 7.8 percent during the quarter. Comparable store sales were negatively impacted during August and early September due to the interruption of the Company's normal distribution of merchandise to the stores as a result of a significant hardware and software conversion that took place in early July. The Company operated 329 stores as of October 30, 1999 compared to 292 stores as of October 31, 1998.

Gross income decreased to $22.9 million in the third quarter of fiscal 1999 from $23.7 million for the same period in the prior year, a decrease of $830,000 or
3.5 percent. Gross income was negatively effected by a 16.4 percent increase in occupancy costs primarily due to a 19.4 percent increase in total square feet occupied and positively impacted by the $1.4 million increase in sales. Gross income as a percentage of net sales decreased to 36.5 percent in the third quarter of 1999 compared to 38.7 percent in the third quarter of 1998. The decrease was attributable to lower selling margins primarily due to our knit business and higher occupancy expense as a percentage of net sales due to increased occupancy costs for newer and larger stores and as a result of the re-negotiation of leases of several existing store locations.

Selling, general and administrative expenses increased to $22.0 million, or 35.2 percent of net sales, for the third quarter of fiscal 1999 from $19.2 million, or 31.3 percent of net sales, for the third quarter of fiscal 1998. The increase of $2.9 million or 15.0 percent of net sales was primarily due to increased store-payroll and occupancy costs as a result of the increase in number of store locations, the settlement of an outstanding legal dispute (see Part II, Item 1) and an unanticipated non-recurring employee medical claim of approximately $200,000.

Depreciation and amortization increased to $2.2 million for the third quarter of fiscal 1999 from $1.7 million for the third quarter of fiscal 1998, an increase of $500,000 or 30.2 percent. As a percentage of net sales, depreciation and amortization increased to 3.4 percent in the third quarter of fiscal 1999 from
2.7 percent in the third quarter of fiscal 1998, primarily as a result of approximately $34 million in fixed asset expenditures during the 1999 and 1998 fiscal years. The increase in fixed assets includes the new point of sale system, which has a shorter depreciable life than most other depreciable assets of the Company.

The operating loss of $1.3 million for the third quarter of fiscal 1999 was a decrease of $4.2 million from operating income of $2.9 million for the third quarter of fiscal 1998. As a percentage of net sales, the Company had an operating loss of 2.1 percent in the third quarter of fiscal 1999 compared to operating income of 4.7 percent in the third quarter of fiscal 1998.

Interest (expense) income and other income, net, of ($311,000) for the third quarter of fiscal 1999 was the result of increased borrowings under the Company's revolving line of credit resulting from a business acquisition in March 1999 and to fund seasonal inventories and operations. The Company had interest (expense) income and other income, net, of ($91,000) for the third quarter of fiscal 1998 as a result of borrowings from the Company's revolving line of credit to fund seasonal inventories.

The benefit for income taxes was $617,000 for the third quarter of fiscal 1999 compared to a provision of $1.1 million for the third quarter of 1998. The Company's effective tax rate of 37.5 percent in the third quarter of fiscal 1999 was lower than the 39.5 percent in the third quarter of fiscal 1998 primarily as a result of the Company benefiting from a lower state effective income tax rate.

As a result of the above factors, the Company's net income decreased to a loss of $1.0 million or $0.09 per diluted share for the third quarter of fiscal 1999 from income of $1.7 million or $0.15 per diluted share for the third quarter of fiscal 1998.

FIRST NINE MONTHS OF FISCAL 1999

The Company's net sales increased to $177.5 million in the first nine months of fiscal 1999 from $161.6 million in the first nine months of fiscal 1998, an increase of $15.9 million or 9.8 percent. The increase in net sales was primarily attributable to a 12.7 percent increase in store count. The Company operated 329 stores as of October 30, 1999 compared to 292 stores on October 31, 1998. Comparable store sales decreased by 2.0 percent for the first nine months of fiscal 1999.

Gross income increased to $65.5 million in the first nine months of fiscal 1999 from $62.1 million for the same period in the prior year, an increase of $3.4 million or 5.4 percent. Gross income increased primarily as a result of the increase in net sales. Gross income, as a percentage of net sales, decreased to
36.9 percent in the first nine months of fiscal 1999 from 38.4 percent for the same period of fiscal 1998. Gross income, as a percentage of net sales, was negatively impacted by the increase in occupancy expenses, especially for stores opened in the last twelve months.

Selling, general and administrative expenses increased to $60.9 million, or 34.3 percent of net sales, for the first nine months of fiscal 1999 from $51.4 million, or 31.8 percent of net sales, for the first nine months of fiscal 1998. The increase of $9.5 million was primarily the result of increased store payroll costs and occupancy expenses to support the increase in the number of store locations, the settlement of an outstanding legal dispute (see Part II, Item 1) and an unanticipated non-recurring employee medical claim of approximately $200,000. The increase as a percent of net sales was primarily the result of higher costs associated with the increase in total square feet operated by the Company.

Depreciation and amortization increased to $5.9 million for the first nine months of fiscal 1999 from $4.5 million in fiscal 1998, an increase of $1.4 million or 29.7 percent. As a percentage of net sales, depreciation and amortization increased to 3.3 percent in the first nine months of fiscal 1999 from 2.8 percent in the same period of fiscal 1998. The increase is a result of the approximate $15.6 million in fixed asset expenditures since the end of the third quarter of fiscal 1998.

The first nine months of fiscal 1999 resulted in an operating loss of $1.3 million, a decrease of $7.5 million from operating income of $6.2 million for the same period of fiscal 1998. As a percent of net sales, the operating loss in the first nine months of fiscal 1999 was a negative 0.7 percent compared to 3.8 percent for the operating income in the first nine months of fiscal 1998.

Interest (expense) income and other income, net, of ($129,000) for the first nine months of fiscal 1999 decreased from income of $156,000 for the first nine months of fiscal 1998. This decrease was primarily due to short term borrowing as a result of the business acquisition in March 1999 and funding of seasonal inventories and operations, partially offset by the receipt of $435,000 for unclaimed note redemption accrediting back to the Company according to the terms of the note agreement during the first nine months of fiscal 1999.

Income taxes was a benefit of $544,000 for the first nine months of fiscal 1999 compared to expense of $2.5 million for the first nine months of fiscal 1998, a decrease of $3.0 million, as a result of the decrease in income before income taxes. The Company's effective tax rate of 37.5 percent in the first nine months of fiscal 1999 was lower than the 39.4 percent in the first nine months of fiscal 1998 primarily as a result of lower state effective income tax rates.

As a result of the above factors, the Company posted a net loss of $904,000 or $0.08 per diluted share for the first nine months of fiscal 1999 compared to net income of $3.8 million or $0.33 per diluted share for the same period of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital consist of internally generated cash and a $35.0 million secured revolving credit facility. The Credit Facility is intended to provide the Company with cash and liquidity to conduct its operations. The credit facility expires June 30, 2000. The Company anticipates that it will be able to extend or replace the current credit facility with similar terms and conditions. The annual interest rate on the direct borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender. Term note borrowings under the facility have an annual interest rate equal to the lender's prime rate or LIBOR plus 2 percent. In addition, letters of credit under the facility carry an initial issuance fee, plus a fee of 0.25 percent of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth and cash flow from operations. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. As of October 30, 1999, there were $18.4 million of direct borrowings under the revolving credit commitment. The balance of outstanding letters of credit was $8.0 million and the amount of available borrowings under the borrowing formula of the Credit Facility was $8.6 million at October 30, 1999.

Net cash used for operating activities was $1.1 million in the first nine months of fiscal 1999 compared to net cash provided of $2.8 million in the first nine months of fiscal 1998. The primary reason for the decrease in net cash flow from operating activities was reduced cash flows from earnings and higher inventory levels for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

Net cash used for investing activities was $23.2 million in the first nine months of fiscal 1999, which includes capital expenditures of $11.8 million for the acquisition of J. Peterman assets (see Note 4. "Acquisition of Assets" of "Notes To Consolidated Financial Statements") and $11.4 million for new stores, computer system upgrades and remodeling existing stores. The Company anticipates opening a total of 21 new Paul Harris stores and will remodel or relocate a total of 10 Paul Harris stores during the 1999 fiscal year. Excluding the $11.8 incurred for J. Peterman, the Company will spend approximately $14.0 million on new store additions, remodels and other capital expenditures during the 1999 fiscal year.

Net cash flow from financing activities was $18.6 million for the first nine months of fiscal 1999 and primarily was the result of direct borrowings of $18.4 million under the Company's revolving credit facility (see Note 4. "Acquisition of Assets" of "Notes To Consolidated Financial Statements").

Management believes that cash generated from operations and borrowings under the Company's credit facility, if any, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") will pose a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function. The problem also extends to many non-software systems, that are operating and control systems that rely on embedded chip systems. The Company and other retailers are vulnerable to the industry's dependence on electronic point of sale, inventory control systems and other system failures such as payroll, accounting and security. The Company must also be aware of the effect of Y2K failures on the part of its suppliers, landlords and public or private infrastructure service providers, which include electricity, water, gas, transportation and communication.

The Company's efforts in addressing the Y2K issues are directed by senior-level management. These efforts represent a significant commitment of time of the Company's information system staff, the efforts of outside consultants and software testing applications. Management periodically reports to the Board of Directors with respect to the Company's Y2K efforts. In May 1996, the Company initiated the process of preparing its computer systems and applications for Y2K when the decision to replace the store point of sale equipment was made. The store point of sale systems were replaced during the third quarter of 1997. The Y2K process also involves upgrading corporate hardware and software components. Management estimates the total cumulative costs will be approximately $11.7 million, which includes the $6.2 million already invested in the new point of sale systems and $5.2 million for application software and development.

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

Phase 4 - Remediation. The remediation phase involves the execution of the strategies chosen. The IT systems remediation and non-critical systems corrections have been substantially completed.

Phase 5 - Test and Certification. The Company has substantially completed all system testing and certification. Testing for non-IT systems has been initiated: however, due to the Company's reliance on many third-party vendors, this phase, with respect to non-IT systems, may not be completed by December 31, 1999.

Phase 6 - Contingency Planning. This phase involves addressing operational issues that may arise due to the failure of the Company's or third-party preparations. The Company has assessed and developed plans for such issues as the loss of communication, banking, transportation and infrastructure services.

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

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On October 15, 1997, the Company initiated a declaratory judgement action in the United States District Court for the Southern District of Indiana in response to certain demands made by Citibank (South Dakota), N.A. ("Citibank"). The demands by Citibank related to a credit plan agreement under which Citibank would have assumed the Company's private label credit card operation. In December 1997, Citibank filed a counter-claim against the Company alleging breach of said credit plan agreement and damages in excess of $3.0 million. On October 11, 1999, the Company paid Citibank $400,000 to settle this matter resulting in a complete dismissal and release of all claims involved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  4(a)(xi) Ninth Modification of Amended and Restated Secured
                                 Credit Agreement and Other Related Documents dated October 21, 1999

                    27        Financial Data Schedule

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PAUL HARRIS STORES, INC.
                                         (Registrant)


Date: December 14, 1999            /s/ Keith L. Himmel, Jr.
                                   ------------------------
                                   Vice President - Finance, Controller and
                                   Corporate Secretary
                                   (Signing on behalf of the registrant and as
                                    principal financial officer)