Form 10-K
period 2000-01-29
PAUL HARRIS STORES INC
filed 2000-04-21
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - K

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934 for the fiscal year ended JANUARY 29, 2000 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934 for the transition period from       to
                                                             -----    -----

                          Commission File Number 0-7264

                            PAUL HARRIS STORES, INC.
             (Exact name of registrant as specified in its charter)

                 INDIANA                                        35-0907402
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    6003 GUION RD., INDIANAPOLIS, IN                              46254
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

As of April 6, 2000 10,937,148 common shares were outstanding. The aggregate market value of the common shares held by non-affiliates (based upon the closing price on April 6, 2000 on The Nasdaq Stock Market of $3.34375 per share) was approximately $36,446,000. For the purposes of such calculation, all outstanding shares of common stock have been considered held by non-affiliates, other than the 37,500 shares owned by directors and executive officers of the registrant. In making such calculation the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

The information required by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference from the registrant's definitive Proxy Statement for the Annual Meeting of the Shareholders filed with the Commission pursuant to Regulation 14A.

                                     PART I

ITEM 1. BUSINESS

     The Company is a specialty retailer that offers moderately priced casual attire for fashion-conscious women under the Paul Harris name. In March 1999, the Company acquired substantially all the assets of The J. Peterman Company ("J. Peterman"). J. Peterman is a nationally recognized upscale apparel, accessory and novelty retailer.

     As of January 29, 2000, the Company operated 318 Paul Harris stores in 29 states, of which 257 are located in regional enclosed shopping malls, and 12 J. Peterman stores in nine states. Paul Harris Stores, Inc. is an Indiana corporation that was incorporated in 1952. Except as otherwise indicated by the context, the term "the Company" means Paul Harris Stores, Inc. and its consolidated subsidiaries.

     The Company's fiscal year ends on the Saturday closest to January 31. References in this report to a year refer to the calendar year in which the fiscal year began. For example, 1999 refers to the fiscal year that began on January 31, 1999 and ended on January 29, 2000.

     The Company operated retail stores in the following states on the dates indicated:

                NUMBER OF STORES AS OF                  NUMBER OF STORES AS OF
                ----------------------                  ----------------------
               JANUARY 29,  JANUARY 30,                JANUARY 29,  JANUARY 30,
                 2000         1999                        2000          1999
                 ----         ----                        ----          ----

Arkansas.......    2            2      New Jersey......     7            7
California.....    2            -      New York........     5            3
Connecticut....    4            4      North Carolina..    15           15
Delaware.......    1            l      Ohio............    30           28
Florida........   20           19      Pennsylvania....    28           24
Georgia........   15           11      South Carolina..     7            6
Illinois.......   32           32      South Dakota....     1            1
Indiana........   37           37      Tennessee.......    15           13
Iowa...........    9            7      Texas ..........    13           12
Kentucky.......    7            5      Vermont.........     2            1
Louisiana......    8            8      Virginia........    12           12
Maryland.......   16           17      Washington......     1            -
Massachusetts..    6            5      Wisconsin.......     8            6
                                                         ----         ----
Michigan.......   11           12      TOTAL STORES....   330          304
                                                         ====         ====
Mississippi....    3            3
Missouri.......   10           10      Paul Harris.....   318          304
Nebraska.......    2            2      J. Peterman.....    12            -
                                                         ----         ----
New Hampshire..    1            1      TOTAL STORES....   330          304
                                                         ====         ====


     The Company sells quality merchandise and emphasizes casual clothing coordinated by color, style and fabric. Approximately 88 percent of all products sold by the Company consist of apparel with the balance being accessories and home furnishings.

     Merchandise is available from a large number of domestic and foreign suppliers under a variety of trade terms and conditions. During 1999, no supplier provided more than 7.7 percent of the Company's merchandise. A majority of the Company's domestic merchandise is purchased in the New York and Los Angeles areas. Approximately 56 percent of all merchandise was purchased from foreign suppliers in 1999. Virtually all merchandise purchased directly for the stores is private brand merchandise manufactured specifically for the Company. Importing operations are subject to normal merchandise quota restrictions imposed by the country of origin, but the Company anticipates no events which would significantly limit its supply of imported merchandise in the near future. All merchandise is distributed to the Company's retail stores from its distribution center in Indianapolis.

     The Company stresses testing of styles, colors and pricing to better identify consumer demand and typically contracts for manufacture of products to respond to such consumer demand.

     The Company uses various trademarks such as "Paul Harris", "Paul Harris Design", "PHD", "PH Sport", "J. Peterman", "The Owner's Manual" and other trademarks of lesser importance. The Company has no patents, licenses, franchises or other concessions that are considered important to its operations.

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

     The Company accepts major national credit cards as an incentive to increase sales. Credit card sales are converted to cash on a daily basis. The Paul Harris Fashion Card ("PHFC"), a private label credit card, was introduced in all Paul Harris Stores effective August 1994 and accounted for approximately 10.3 percent of the Company's total sales during 1999.

     During 1999, the average sale per PHFC transaction was $58, which compares to an average sale per transaction of $27 from all other forms of payment. The Company assumes no credit risk for the PHFC, but pays a percentage of sales as a service fee to an unaffiliated third party. In 1999, approximately 43.5 percent of the Company's sales were for cash (including checks). Approximately 46.2 percent of the Company's sales were from major national credit cards in 1999.

     The retail sale of women's apparel is a highly competitive business. The Company competes with other women's fashion apparel chain stores, department stores, individual stores and discount stores. The manner of competition relates to style, selection, quality, display and price of merchandise, as well as customer service, store design and location. Many of the Company's competitors have greater financial resources and sales than the Company. The Company is unable to rank itself with regards to number of stores and gross sales, but believes it is one of many similar moderately-sized competitors in an industry, which includes a small number of better-known, larger, competitors.

     The Company had approximately 3,500 permanent employees (full and part-time) as of January 29, 2000. During the 1999 holiday peak-shopping season, the Company hired approximately 1,800 additional temporary employees.

     On March 12, 1999, the Company acquired from J. Peterman substantially all the assets, free and clear of all liens and encumbrances for $11.1 million. Peterman had been operating as a debtor-in-possession since filing a voluntary petition under Chapter 11 of the Federal Bankruptcy Code on January 25, 1999. Assets acquired include inventory, intellectual property, fixed assets, mailing list and store lease rights. The Company moved J. Peterman's warehousing and corporate functions to its Indianapolis headquarters from Lexington, Kentucky and closed three of the original 13 stores. The Company subsequently opened two new stores in Indianapolis.

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

ITEM 2. PROPERTIES

     The Company owns its headquarters and distribution center in Indianapolis, Indiana. Situated on 19.5 acres of land, the headquarters and distribution center have a total area of 435,000 square feet of space. The Company had utilized approximately 85% of this facility and leased the remaining space to an unaffiliated party for a term expiring in 2001. On February 7, 2000, pursuant to an early termination clause, the Company took possession of the remaining space leased to such unaffiliated party to accommodate current and future staffing requirements. The Company believes that the facility is sufficient to accommodate planned future business volume. The property is subject to a term loan (mortgage) described in "Note 2. Long-Term Debt and Credit Arrangements" of the "Notes To Consolidated Financial Statements".

     The Company leases retail stores under noncancellable operating leases. In general, the store leases have an initial term of 5 to 10 years; with some having one or more 5-year options to extend. Some leases contain a "kick-out" clause if sales have not reached a specified level after a certain number years of operation, which normally permits either party to terminate the lease if the specified sales levels are not achieved.


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings arising in the ordinary course of its business as discussed further in "Note 6. Commitments and Contingent Liabilities" of the "Notes To Consolidated Financial Statements". In the opinion of management, no pending proceedings will have a material adverse effect on the Company's financial condition, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers are elected by the Board of Directors and serve at the discretion of the Board. The following sets forth the name, age, position(s) and business experience of the executive officers of the Company.


                  NAME         AGE                 TITLE
                  ----         ---                 -----
        Glenn S. Lyon........  49   President and General Merchandising Manager
        Sally M. Tassani.....  51   Executive Vice President
        Keith L. Himmel, Jr..  48   Vice President of Finance, Controller and
                                    Corporate Secretary

     Mr. Lyon became President and General Merchandising Manager in March 2000. From February 1997 until January 2000, he was president of Modern Woman, Inc., a division of Charming Shoppes, Inc. From May 1995 to January 1997, he was the senior vice president and general merchandise manager of Modern Woman, Inc. Modern Woman, Inc., based in New York City, is a 150-store specialty chain dedicated to the plus size female customer. From October 1990 until June 1994, he was the executive vice president of The Ormond Shops Inc., a New Jersey-based 200-store chain specializing in budget and moderate price women's apparel. Approximately 20 months after he left The Ormond Shops Inc., an involuntary bankruptcy petition was filed against The Ormond Shops Inc. on February 27, 1996.

     Ms. Tassani became Executive Vice President in July 1998. Ms. Tassani was an independent consultant and subsequently a managing director of Tassani Partners LLC, a strategic marketing communications firm, from July 1997 to June 1998. She was senior vice president-director of direct marketing and sales promotion for Leo Burnett Company, Inc., an advertising agency, from October 1995 until July 1997. From August 1995 to September 1995, she was senior vice president of Bender, Browning, Dolby & Sanderson, an advertising agency. Prior to August of 1995, Ms. Tassani was the chief executive officer, for more than five years, of Tassani & Paglia, Inc., a Chicago-based marketing consulting firm that she founded.

     Mr. Himmel became Vice President of Finance in April 1996. He has held the titles of Controller and Corporate Secretary with the Company since January 1995. From May 1994 until December 1994, he was Assistant Controller of the Company. From November 1992 until April 1994, he was the Manager of Financial Reporting and Analysis for the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol PAUH. The table below sets forth, for the past eight fiscal quarters, the range of high and low sales prices of the Company's common stock as reported by The Nasdaq Stock Market.

                                  MARKET PRICE OF COMMON STOCK
                                  ----------------------------
                            1999 QUARTERS                1998 QUARTERS
                    --------------------------  ------------------------------
                     1ST    2ND    3RD    4TH     1ST     2ND     3RD     4TH
                    -----  -----  -----  -----  ------  ------  ------  ------
     High.........  $8.00  $7.38  $6.25  $4.38  $15.13  $16.00  $11.38  $14.13
     Low..........  $5.88  $5.44  $3.63  $2.44  $ 8.00  $ 9.75  $ 5.13  $ 6.88

     There were approximately 1,343 registered holders of record of common stock on April 6, 2000. The Company has not declared or paid any cash dividends on its common stock since 1978. The Company's Board of Directors presently intends to continue a policy of retaining earnings to finance the development and expansion of the Company's business. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition, contractual restrictions, if any, and other factors considered relevant by the Company's Board of Directors.

     During the period covered by this report, the Company did not sell any registered equity securities pursuant to any exemption from the registration provisions of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in this report.


                               1999      1998      1997      1996      1995
                             ------------------------------------------------
                             (DOLLARS IN MILLIONS, EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales................... $  264.0  $  241.7  $  209.2  $  190.3  $  167.5
Cost of sales, including
   certain occupancy
   expenses (1).............    163.8     149.9     130.6     118.1     112.3
                             --------  --------  --------  --------  --------
Gross income................    100.2      91.8      78.6      72.2      55.2
Selling, general and
   administrative
   expenses (2).............     86.6      72.0      59.7      53.3      47.1
Depreciation and
   amortization.............      8.0       6.3       4.1       3.3       3.5
                             --------  --------  --------  --------  --------
Operating income............      5.6      13.5      14.8      15.6       4.6
Interest expense (income)
   and other income, net....      0.5      (0.2)     (0.9)      1.2       2.0
                             --------  --------  --------  --------  --------
Income before income taxes..      5.1      13.7      15.7      14.4       2.6
Provision for income taxes..      1.9       5.1       6.0       5.6       1.0
                             --------  --------  --------  --------  --------
Net income.................. $    3.2  $    8.6  $    9.7  $    8.8  $    1.6
                             ========  ========  ========  ========  ========
Basic earnings per share.... $   0.30  $   0.78  $   0.89  $   0.88  $   0.16
                             ========  ========  ========  ========  ========
Diluted earnings per share.. $   0.30  $   0.75  $   0.86  $   0.85  $   0.16
                             ========  ========  ========  ========  ========
OPERATING AND STORE DATA:
Gross income percent........     38.0%     38.0%     37.6%     38.0%     33.0%
Operating income percent....      2.2%      5.6%      7.1%      8.2%      2.8%
Weighted average sales
   per store (000's)........ $    823  $    844  $    875  $    845  $    683
Comparable store sales
   (decrease) increase (3)..       (1%)      (2%)       2%       20%       (7%)
Stores open at beginning
   of period................      304       275       223       235       239
Stores opened during
   period (4)...............       36        50        65        19        19
Stores closed during
   period...................      (10)      (21)      (13)      (31)      (23)
                             --------  --------  --------  --------  --------
Stores open at end of
   period...................      330       304       275       223       235
                             ========  ========  ========  ========  ========

BALANCE SHEET DATA
(AT END OF PERIOD):
Working capital............. $   22.4  $   26.5  $   34.4  $   21.4  $   24.5
Total assets................    125.0     100.7      91.3      57.3      57.9
Long-term debt..............        -       1.7       1.8       1.9      17.6
Shareholders' equity........     74.2      70.5      66.0      36.9      22.9

-----------------------------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes, exclusive of depreciation.
(2) Includes all other store level occupancy expenses not included in cost of sales.
(3)  Calculated using net sales of stores open for at least a 12 month period.
(4)  1999 includes 13 stores acquired as part of the J. Peterman acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth certain income statement items as a percentage of net sales:

                                                      1999     1998     1997
                                                     -------------------------
Net sales....................................        100.0%   100.0%    100.0%
Cost of sales, including certain occupancy
   expenses exclusive of depreciation (1)....         62.0     62.0      62.4
                                                     -----    -----     -----
Gross income.................................         38.0     38.0      37.6
Selling, general and administrative
   expenses (2)..............................         32.8     29.8      28.5
Depreciation and amortization................          3.0      2.6       2.0
                                                     -----    -----     -----
Operating income.............................          2.2      5.6       7.1
Interest expense (income) and other
   income, net...............................          0.2     (0.1)     (0.4)
                                                     -----    -----     -----
Income before income taxes...................          2.0      5.7       7.5
Provision for income taxes...................          0.7      2.1       2.9
                                                     -----    -----     -----
Net income...................................          1.3%     3.6%      4.6%
                                                     =====    =====     =====
----------------------------
(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2)  Includes all store level occupancy expenses not included in cost of sales.


1999 COMPARED TO 1998

     The Company's net sales increased to $264.0 million in 1999 from $241.7 million in 1998, an increase of $22.3 million or 9.2 percent. The increase in net sales was primarily attributable to a 9.6 percent increase in the amount of total square feet operated during 1999, due to the increase in store count and remodeled stores, and negatively impacted by a 1.3 percent decline in comparable store sales. The Company operated 330 stores on January 29, 2000, compared to 304 stores on January 30, 1999. During 1999, the Company opened 21 stores and closed 7 stores. The Company also acquired 13 J. Peterman stores, subsequently closing 3 stores and opening 2 new stores.

     Gross income increased to $100.2 million in 1999 from $91.8 million in 1998, an increase of $8.4 million or 9.2 percent. Gross income increased primarily due to the increase in net sales. As a percentage of net sales, gross income remained flat at 38.0 percent in 1999.

     Selling, general and administrative expenses increased to $86.6 million in 1999 from $72.0 million in 1998, an increase of $14.5 million or 20.2 percent. As a percentage of net sales, selling, general and administrative expenses increased to 32.8 percent in 1999 from 29.8 percent in 1998. The increase in selling, general and administrative expenses resulted primarily from the 8.6 percent increase in the number of stores operated during the year, a 5.7 percent increase in the average hourly rate paid to store personnel, a $1.1 million increase in Company provided benefits (primarily due to higher medical claims and cost of workers' compensation coverage), $900,000 in additional fourth quarter marketing expenditures and $400,000 for the settlement of an outstanding lawsuit (see Note 6. "Commitments and Contingent Liabilities" of "Notes To Consolidated Financial Statements").

     Depreciation and amortization increased to $8.0 million in 1999 from $6.3 million in 1998, an increase of $1.8 million or 28.4 percent. As a percentage of net sales, depreciation and amortization increased to 3.0 percent in 1999 from
2.6 percent in 1998. The increase was primarily due to the opening/acquisition of 86 new stores and major remodels of 21 stores within the last two years, the installation of a new merchandising and general ledger system (which has a shorter depreciable life than most other fixed assets of the Company) and amortization of intangible assets acquired in the J. Peterman acquisition (see Note 1. "Description of Business and Summary of Significant Accounting Policies" and Note 4. "Acquisition of Asset" of "Notes To Consolidated Financial Statements").

     Operating income decreased to $5.6 million in 1999 from $13.5 million in 1998, a decrease of $7.9 million or 58.2 percent. As a percentage of net sales, operating income decreased to 2.2 percent in 1999 from 5.6 percent in 1998.

     Interest expense (income) and other income, net, was an expense of $462,000 in 1999 compared to income of $187,000 in 1998, an increase in expense of $649,000. The increase was due to increased short-term borrowings as a result of the J. Peterman acquisition in March 1999 (see Note 4. "Acquisition of
Asset" of "Notes To Consolidated Financial Statements") and funding of seasonal inventories and operations. The 1999 expense was partially offset by a receipt of $435,000 for unclaimed note redemption accredited back to the Company according to the terms of the note agreement.

     Provision for income taxes decreased to $1.9 million in 1999 from $5.1 million in 1998, a decrease of $3.2 million, or 62.2 percent. The Company's effective income tax rate remained at 37.5 percent in 1999.

     As a result of all the above factors, the Company's net income decreased to $3.2 million or $0.30 per diluted share in 1999 from $8.6 million or $0.75 per diluted share in 1998, a decrease of $5.3 million or 62.2 percent.


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

     Selling, general and administrative expenses increased to $72.0 million in 1998 from $59.7 million in 1997, an increase of $12.3 million or 20.6 percent. As a percentage of net sales, selling, general and administrative expenses increased to 29.8 percent in 1998 from 28.5 percent in 1997. The increase in selling, general and administrative expenses resulted primarily from the 10.5 percent increase in the number of stores operated during the year, an increase of 8.8 percent in the total average square feet per store and an increase in the average hourly rate paid to store personnel.

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

     Operating income decreased to $13.5 million in 1998 from $14.8 million in 1997, a decrease of $1.2 million or 8.2 percent. As a percentage of net sales, operating income decreased to 5.6 percent in 1998 from 7.1 percent in 1997.

     Interest expense (income) and other income, net, was income of $187,000 in 1998 compared to income of $941,000 in 1997, a decrease of $754,000 or 80.1 percent. The decrease was due to lower cash balances as a result of $22.5 million in capital expenditures and the purchase of $4.4 million of treasury stock during 1998.

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



SEASONALITY AND QUARTERLY RESULTS

     The Company's business, like that of many retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.

     The following table sets forth certain unaudited quarterly income statement information for 1999 and 1998. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

                                                          FISCAL QUARTER ENDED
                             -----------------------------------------------------------------------------
                              MAY 1,   JUL. 31,  OCT. 30,  JAN. 29,   MAY 2,    AUG. 1   OCT. 31,  JAN. 30,
                             -----------------------------------------------------------------------------
                              1999       1999     1999      2000      1998       1998      1998     1999
                             -----------------------------------------------------------------------------
                                           (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


Net sales................... $58,442   $56,488   $62,565   $86,530   $52,278   $48,095   $61,212   $80,108
Gross income................  20,746    21,894    22,856    34,755    20,297    18,129    23,686    29,723
Operating income (loss).....     798      (785)   (1,332)    6,977     2,458       826     2,872     7,394
Income (loss) before income
   taxes                       1,092      (897)   (1,643)    6,644     2,581       950     2,781     7,425
Net income (loss)........... $   683   $  (561)  $(1,026)  $ 4,152   $ 1,572   $   573   $ 1,682   $ 4,759
Basic earnings (loss)
   per share................ $  0.06   $ (0.05)  $ (0.09)  $  0.38   $  0.14   $  0.05   $  0.15   $  0.44
Diluted earnings (loss)
   per share................ $  0.06   $ (0.05)  $ (0.09)  $  0.38   $  0.14   $  0.05   $  0.15   $  0.43

AS A PERCENTAGE OF NET SALES:
Gross income................    35.5%     38.8%     36.5%     40.2%     38.8%     37.7%     38.7%     37.1%
Operating income (loss).....     1.4      (1.4)     (2.1)      8.1       4.7       1.7       4.7       9.2
Income (loss) before
   income taxes.............     1.9      (1.6)     (2.6)      7.7       4.9       2.0       4.6       9.3
Net income (loss)...........     1.2%     (1.0%)    (1.6%)     4.8%      3.0%      1.2%      2.8%      5.9%



LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital consist of internally generated cash and its $37.0 million collateralized, revolving credit facility. The credit facility is intended to provide the Company with cash and liquidity to conduct its operations. The Company may make direct borrowings up to the maximum of the credit facility. The credit facility was amended on April 6, 2000 to increase borrowings to the current level and extended the maturity until June 30, 2001 (see Note 2. "Long-term Debt and Credit Arrangements" of "Notes To Consolidated Financial Statements"). The annual interest rate on the direct borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus .25 percent or LIBOR plus 2.5 percent. In addition, letters of credit carry an initial issuance fee, plus a fee of
0.125 percent of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth; earnings before interest, income taxes, depreciation and amortization ("EBITDA") and other financial benchmarks. The agreement also requires the Company to reduce all outstanding revolving loans to no more than $10.0 milliom for a period of forty-five consecutive days during the fiscal year. The credit facility is collateralized by an interest in the Company's inventory, equipment, fixtures, cash and an assignment of leases. As of January 29, 2000, there were $15.1 million of direct borrowings under the revolving credit commitment. The balance of outstanding letters of credit was $9.3 million and the amount of available borrowings under the borrowing formula of the Credit Facility was $10.2 million at January 29, 2000.

     Net cash used for investing activities was $24.0 million in 1999, which included capital expenditures of $12.9 million, primarily for new stores and the remodeling of existing stores (approximately $9.4 million) plus computer hardware and software cost ($3.5 million for a new merchandising and general ledger system) and $11.1 million for the acquisition of J. Peterman assets (see
Note 4. "Acquisition of Assets" of "Notes To Consolidated Financial Statements"). The Company made capital expenditures of approximately $22.5 million in 1998, primarily for new stores, the remodeling of existing stores and updating store fixtures (approximately $18.8 million) plus computer hardware (including new point of sale equipment) and software (approximately $3.5 million). The Company expects to make capital expenditures in 2000 of approximately $5.6 million for the remodeling of 20 existing stores (approximately $3.0 million) and opening 4 net new stores.

     Net cash flow from operating activities was $4.9 million in 1999 compared to $16.3 million in 1998. The primary reasons for the decrease was a $12.4 million increase in merchandise inventories during 1999 primarily due to a 10.3 percent increase in Paul Harris average per store inventory, which includes a
7.6 percent increase in Paul Harris stores selling square feet and $4.5 million in J. Peterman inventory increase after the acquisition. The Company experienced a $5.0 million decrease in cash provided from net income due to reduced earnings, which was offset by a $5.3 million increase in cash flows from construction allowance receivables primarily due to collection of receivables outstanding at fiscal year-end 1998 and reduced construction during 1999.

     Net cash flow from financing activities was $15.3 million in 1999 primarily due to an increase in net short-term borrowings. For 1998, the net cash flow used for financing activities was $4.3 million primarily for the purchase of treasury stock.

     Cash and cash equivalents were $3.6 million at the end of 1999 compared to $7.4 million at the beginning of 1999, a decrease of $3.8 million.

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

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

                                                                      PAGE NO.
                                                                      --------

         Consolidated Balance Sheets -- As January 29, 2000
            and January 30, 1999................................         11
         Consolidated Statements of Income -- for 1999,
            1998 and 1997.......................................         12
         Consolidated Statements of Cash Flows -- for 1999,
            1998 and 1997.......................................         13
         Consolidated Statements of Shareholders' Equity -- for
            1999, 1998 and 1997 ................................         14
         Notes to Consolidated Financial Statements.............         15
         Report of Independent Accountants......................         23

     (a) (2) Financial Statement Schedules

         Not applicable.

     (a) (3) Exhibits

         The Exhibit Index that appears beginning on page 25 is hereby incorporated by reference in response to this item.

     (b) Reports on Form 8-K

         None.

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                             January 29,         January 30,
                                                2000                1999
                                          ----------------     ---------------
ASSETS
  Current assets
     Cash and cash equivalents            $          3,587     $         7,429
     Merchandise inventories                        52,411              34,638
     Construction allowances receivable              1,736               4,977
     Other receivables                               3,444                 902
     Prepaid expenses                                2,199               1,381
                                          ----------------     ---------------
          Total current assets                      63,377              49,327
                                          ----------------     ---------------

  Property, fixtures and equipment
     Land, building and improvements                 6,192               6,013
     Store fixtures and equipment                   46,393              38,229
     Leasehold improvements and other               32,582              27,981
                                          ----------------     ---------------
                                                    85,167              72,223
     Less: accumulated depreciation
       and amortization                            (28,527)            (21,611)
                                          ----------------     ---------------
          Property, fixtures and
            equipment, net                          56,640              50,612

  Other assets                                       5,029                 746
                                          ----------------     ---------------
Total assets                              $        125,046     $       100,685
                                          ================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
     Short-term borrowings                $         15,100     $             -
     Accounts payable                               15,711              15,082
     Compensation and related taxes                  1,388               1,245
     Deferred income taxes                           1,946               1,235
     Other accrued expenses                          5,172               5,114
     Current maturities of long-term debt            1,710                 120
                                          ----------------     ---------------
          Total current liabilities                 41,027              22,796
                                          ----------------     ---------------

  Long-term debt                                         -               1,690
  Deferred income taxes                              5,316               2,577
  Deferred rent                                      4,505               3,121
  Commitments and contingent
    liabilities (see Note 6)

  Shareholders' equity
     Preferred stock (no par value)
       Authorized 1,000,000 shares;
       none issued
       Common stock (no par value)
       Authorized 40,000,000 shares;
       issued 11,402,000 and 11,299,000,
       respectively                                 17,933              17,793
     Additional paid-in capital                     14,130              14,011
     Unamortized restricted stock                      (29)               (219)
     Retained earnings                              46,580              43,332
                                          ----------------     ---------------
                                                    78,614              74,917
     Less: common stock in treasury,
       at cost 500,000 and 500,000
       respectively                                  4,416               4,416
                                          ----------------     ---------------
          Total shareholders' equity                74,198              70,501
                                          ----------------     ---------------
Total liabilities and
   shareholders' equity                   $        125,046     $       100,685
                                          ================     ===============


See accompanying "Notes To Consolidated Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                             For the fifty-two weeks ended
                                         -------------------------------------
                                         January 29,  January 30,  January 31,
                                            2000          1999        1998
                                         -----------  -----------  -----------


Net sales                                $   264,025  $   241,693   $  209,236

Cost of sales, including certain
   occupancy expenses exclusive
   of depreciation                           163,774      149,858      130,589
                                         -----------  -----------  -----------

   Gross income                              100,251       91,835       78,647

Selling, general and administrative
   expenses                                   86,557       72,025       59,733
Depreciation and amortization                  8,036        6,260        4,148
                                         -----------  -----------  -----------

   Operating income                            5,658       13,550       14,766

Interest expense (income) and
   other income, net                             462         (187)        (941)
                                         -----------  -----------  -----------

   Income before income taxes                  5,196       13,737       15,707

Provision for income taxes                     1,948        5,151        5,979
                                         -----------  -----------  -----------

   Net income                            $     3,248  $     8,586  $     9,728
                                         ===========  ===========  ===========


Basic earnings per share                 $      0.30  $      0.78  $      0.89
                                         ===========  ===========  ===========


Weighted average number of
   shares outstanding                         10,856       11,077       10,880
                                         ===========  ===========  ===========


Diluted earnings per share               $      0.30  $      0.75  $      0.86
                                         ===========  ===========  ===========

Weighted average number of shares and
   share equivalents outstanding              10,980       11,378       11,292
                                         ===========  ===========  ===========


See accompanying "Notes To Consolidated Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                             For fifty-two weeks ended
                                     ----------------------------------------
                                     January 29,   January 30,    January 31,
                                        2000           1999           1998
                                     -----------   -----------    -----------
Cash flow from operating activities:
Net income                           $     3,248   $     8,586    $     9,728

 Adjustments to reconcile net
   income to cash provided:
     Depreciation and amortization         8,036         6,260          4,148
     Restricted stock expense                190           128              -
     Net loss on disposal of assets          279           326            463
     Deferred income taxes                 3,460         4,888         (1,076)
     Utilization of tax net
        operating loss carryforward            -             -          2,835
     Changes in assets and
        liabilities (excluding
        effect of business
        acquisition):
        Merchandise inventories          (12,428)       (2,698)       (12,181)
        Construction allowances
          receivable                       3,241        (2,051)        (2,494)
        Other receivables                 (2,552)         (498)            25
        Prepaid expenses                    (751)          (22)          (523)
        Other assets                         (39)           21            (87)
        Accounts payable                     629         2,357          4,210
        Compensation and
          related taxes                      143        (1,535)          (994)
        Other accrued expenses                58           392          1,131
        Other non-current liabilities      1,379           106            802
                                     -----------   -----------    -----------
 Net cash flow provided from
   operating activities                    4,893        16,260          5,987
                                     -----------   -----------    -----------
 Cash flow for investing activities:
     Additions to fixed assets           (12,879)      (22,484)       (20,408)
     Business acquisition                (11,115)            -              -
                                     -----------   -----------    -----------
 Net cash flow used for
   investing activities                  (23,994)      (22,484)       (20,408)
                                     -----------   -----------    -----------

 Cash flow from (for) financing
  activities:
     Direct borrowings under
        revolving line of credit          15,100             -              -
     Repayment of long-term debt            (100)         (120)          (120)
     Proceeds from issuance of
        common stock and related
        tax benefits                         259           199         16,530
     Purchase of treasury stock                -        (4,416)             -
                                     -----------   -----------    -----------
 Net cash flow provided from
   (used for) financing activities        15,259        (4,337)        16,410
                                     -----------   -----------    -----------
        Cash (used) provided         $    (3,842)  $   (10,561)   $     1,989
                                     ===========   ===========    ===========
Cash and cash equivalents:
     At beginning of period          $     7,429   $    17,990    $    16,001
     At end of period                      3,587         7,429         17,990
                                     -----------   -----------    -----------
        Cash (used) provided         $    (3,842)  $   (10,561)   $     1,989
                                     ===========   ===========    ===========

Supplemental disclosures of cash
 flow information:
     Cash paid for interest          $       994   $       430    $       385
                                     ===========   ===========    ===========
     Cash paid for income taxes      $       137   $     2,074    $     2,684
                                     ===========   ===========    ===========


See accompanying "Notes To Consolidated Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                             Common Stock      Additional Unamortized    Treasury Stock
                                          -------------------   Paid-in    Restricted  -------------------    Retained
                                           Shares     Amount    Capital      Stock       Shares     Amount    Earnings
                                          --------  ---------  ---------   ---------   ---------  ---------  ---------
Balance as of February 1, 1997              10,115      1,930      9,963           -           -          -     25,018
   Issuance of common stock                    995     14,957          -           -           -          -          -
   Exercise of stock options, including
      related tax benefit                      146        467      1,106           -           -          -          -
   Benefit of net operating loss
    carryforward                                 -          -      2,835           -           -          -          -

   Net income for 1997                           -          -          -           -           -          -      9,728
                                          --------  ---------  ---------   ---------   ---------  ---------  ---------

Balance as of January 31, 1998              11,256     17,354     13,904           -           -          -     34,746
   Exercise of stock options, including
      related tax benefit                       43         92        107           -           -          -          -
   Grant of restricted stock                     -        347          -        (347)          -          -          -
   Amortization of restricted stock              -          -          -         128           -          -          -
   Purchase of treasury stock                    -          -          -           -         500      4,416          -
   Net income for 1998                           -          -          -           -           -          -      8,586
                                          --------  ---------  ---------   ---------   ---------  ---------  ---------

Balance as of January 30, 1999              11,299  $  17,793  $  14,011   $    (219)        500  $   4,416  $  43,332
   Exercise of stock options, including
      related tax benefit                       63        140        119           -           -          -          -
   Issuance of stock grants                     40          -          -           -           -          -          -
   Amortization of restricted stock              -          -          -         190           -          -          -
   Net income for 1999                           -          -          -           -           -          -      3,248
                                          --------  ---------  ---------   ---------   ---------  ---------  ---------

Balance as of January 29, 2000              11,402  $  17,933  $  14,130   $     (29)        500  $   4,416  $  46,580
                                          ========  =========  =========   =========   =========  =========  =========


See accompanying "Notes To Consolidated Financial Statements."

PAUL HARRIS STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
     Paul Harris Stores, Inc. and its consolidated subsidiaries ("the Company") is a specialty retailer offering casual attire for fashion conscious women. Stores are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers and downtown shopping districts. The Company operates 318 Paul Harris stores in 29 states, with a significant concentration of stores in the Midwest. The Company also operates 12 stores in nine states under the J. Peterman name. J. Peterman is a nationally recognized upscale apparel, accessory and novelty retailer.

Definition of Fiscal Year
     The Company's fiscal year ends on the Saturday closest to January 31. References to 1999, 1998 and 1997 are to the 52 weeks ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

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

Income Taxes
     The liability method as described in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" is used to compute deferred income taxes resulting from temporary differences between the financial reporting base and tax base of asset and liabilities.

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

                                       1999            1998              1997
                                 --------------   --------------    --------------
                                   Net             Net                Net
                                 Income  Shares   Income  Shares    Income  Shares
                                 -------------------------------------------------
     Basic earnings per share    $3,248  10,856   $8,586  11,077   $9,728   10,880
     Effect of dilutive options       -     124        -     301        -      412
                                 ------  ------   ------  ------   ------   ------
     Diluted earnings per share  $3,248  10,980   $8,586  11,378   $9,728   11,292
                                 ======  ======   ======  ======   ======   ======

Cash and Cash Equivalents
     Cash equivalents are highly liquid investments with original maturities of less than three months (primarily money market funds). Investment income is recognized when earned.

Fair Value of Financial Instruments
     Management has estimated that the carrying value of cash and cash equivalents, receivables, prepaid expenses and accounts payable approximates their fair values due to the relatively short period of time until expected realization. Due to the short-term nature of the Company's debt, the carrying value approximates fair value.

Merchandise Inventories
     Merchandise inventory is stated at the lower of first-in, first-out (FIFO) cost or market.

Store Supplies
     Supplies for stores including, but not limited to, hangers, signage, bags and gift boxes are capitalized based upon physical inventories taken at or near to January 29, 2000 and January 30, 1999.

Property, Fixtures and Equipment
     Property, fixtures and equipment are stated at cost. Leasehold improvements, store fixtures and equipment, net of accumulated depreciation, are written off for closed stores. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:
Buildings and Building Improvements 15-40 years; Store Fixtures and Equipment 3-10 years; and Leasehold Improvements 1-15 years.

Other Assets
     Other assets are amortized on a straight-line basis over periods ranging from 5 to 12 years. The Company assesses the recoverability of its long-lived assets whenever adverse events or changes in circumstances or business climate indicate the carrying value may not be recoverable. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.

     Accumulated amortization of other assets was $345 and $0 as of January 29, 2000 and January 30, 1999, respectively.

Accounts Payable
     Accounts payable includes a book overdraft reclassification of $3,412 and $0 as of January 29, 2000 and January 30, 1999, respectively.

Revenue Recognition
     Sales are recorded upon purchase by customers and are reported net of returns and allowances on the consolidated statement of income.

Business Segments and Related Disclosures
     In fiscal 1999, the Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Given the economic characteristics of the store formats, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment.

Interest Expense (Income) and Other Income, Net
     Interest expense (income) and other income, net includes interest income of $26, $378 and $999 in fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively and other income of $435 in fiscal 1999 related to unredeemed notes accredited back to the Company.

NOTE 2. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     The Company has a committed credit facility, which is used for letters of credit or direct borrowings ("Credit Facility"). The facility was amended April 6, 2000 to increase the facility from $35,000 to $37,000 and extend the term to June 30, 2001. The Credit Facility is intended to provide the Company with the cash and liquidity to conduct its operations. The Credit Facility was previously modified on October 21, 1999 to increase the facility to $35,000. The latter facility was due on June 30, 2000 and allowed the Company to borrow a maximum of $10,000 under the Credit facility as a term note. The April 6, 2000 amended facility does not include a provision for term note borrowings.

     As of January 29, 2000, there were outstanding short-term direct borrowings of $15,100 under the Credit Facility. The balance of outstanding letters of credit was $9,253 and the amount of available borrowings under the borrowing formula of the Credit Facility was $10,184. There were no term note borrowings as of January 29, 2000.

     Under the new arrangements, the Company may, at its option, borrow under the Credit Facility at the Prime Rate (as defined in the Credit Facility) plus
 .25 percent or at the LIBOR Interest Rate (as defined in the Credit Facility) plus 2.5 percent. Under the previous version of the facility, interest rate on borrowings was at the Prime Rate (as defined in the Credit Facility) or at the LIBOR Interest Rate (as defined in the Credit Facility) plus 2.0 percent. Letters of credit issued under the Credit Facility continue to carry initial issuance fees plus negotiation fees of 0.125 percent of the face amount of each letter of credit.

     The Company's inventory, equipment, fixtures, cash and assignment of leases collateralize the Credit Facility. The Company is also required to maintain its primary operating cash accounts with the institution which is party to the Credit Facility.

     The Credit Facility contains covenants related to tangible net worth, EBITDA and other financial benchmarks. The agreement also requires the Company to reduce all outstanding revolving loans to no more than $10,000 for a period of forty-five consecutive days during the fiscal year.

     The Company also has a term loan of $1,710 collateralized by a mortgage on the Company's land and buildings with a book value of $4,037. As part of the amended facility, the term loan principal and all applicable interest will be paid off prior to April 29, 2000. The term loan required monthly principal payments of $10 plus interest at 7.33 percent (7.83 percent in 1998). The estimated fair market value of the term loan approximates its carrying value.


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


NOTE 4. ACQUISITION OF ASSETS

     On March 12, 1999, the Company acquired from The J. Peterman Company ("J. Peterman") substantially all of the assets of J. Peterman for $11,115. This transaction did not include any assumption of debt. The total purchase price includes costs of $1,084 primarily associated with a plan to exit three of the thirteen acquired store locations and close the J. Peterman distribution facility. The acquisition was accounted for under the purchase method and, accordingly, results of J. Peterman's operations are included in the consolidated financial statements as of the date of acquisition. In accordance with APB 16, "Business Combinations", the purchase price has been assigned based upon the fair values of assets acquired:

     Merchandise inventories                $    5,345
     Store fixtures and equipment                1,078
     Other assets                                4,692
                                            ----------
                                            $   11,115
                                            ==========



     The following unaudited pro forma information (dollars in thousands, except per share data) presents a summary of the Company's consolidated results of operations as if the acquisition of J. Peterman had taken place on February 1, 1998:

                               THREE MONTHS ENDED        TWELVE MONTHS ENDED
                             ---------------------     ----------------------
                             01/29/00     01/30/99     01/29/00      01/30/99
                             --------     --------     --------      --------
     Net sales               $ 86,530     $101,981     $265,281      $295,195
     Net earnings (loss)     $  4,152     $(15,435)    $  2,716      $(15,772)

     Per share data:
        Basic                $   0.38     $  (1.43)    $   0.25      $  (1.42)
        Diluted              $   0.38     $  (1.39)    $   0.25      $  (1.39)

     These unaudited pro forma results have been prepared for comparative purposes only and include the effects of the fair values assigned and certain adjustments and assumptions based upon unaudited 1998 J. Peterman information which management believes is reasonable in the circumstances. They do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on February 1, 1998 or of future results of operations.

NOTE 5. INCOME TAXES

     In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, the utilization of net operating loss carryforwards in 1997 resulted in an increase to additional paid-in capital of approximately $2,835. Prior to this time, given the relative magnitude of the loss carryforward amounts, management believed that because of the seasonal nature of the Company's business, the volatility of trends in women's apparel, and the relatively short amount of time that had passed since the consummation of the Company's plan of reorganization, a full valuation allowance against the Company's net deferred tax assets was warranted. Upon the full utilization of the loss carryforwards in 1997, management determined that it was more likely than not that the remaining net deferred tax assets would be realized and reduced the valuation allowance to zero. This reduced income tax expense for 1997 by approximately $695. The reduction of the valuation allowance that related to the minimum tax credits resulted in an increase in additional paid-in capital in accordance with the provisions of AICPA SOP 90-7.

The provision for income taxes consists of:

                                                1999         1998         1997
                                           ---------     --------     --------
     Current tax expense:
         Federal....................       $  (1,356)    $  1,333     $  4,061
         State......................            (156)         183        1,061
     Deferred tax expense:
         Federal....................           3,104        3,194          643
         State......................             356          441          214
                                           ---------     --------     --------
                                           $   1,948     $  5,151     $  5,979
                                           =========     ========     ========

The provisions for income taxes differ from the amounts of income tax calculated by applying the U.S. federal statutory income tax rate to pretax income as a result of the following:

                                                     1999      1998      1997
                                                    ------    ------    ------
     Federal taxes at statutory rate...........     $1,818    $4,708    $5,498
     State and local taxes, net of
       federal benefit.........................        130       410       782
     Non-deductible compensation expense.......          -         -       350
     Reduction of valuation allowance
        on deferred tax assets.................          -         -      (695)
     Other.....................................          -        33        44
                                                    ------    ------    ------
                                                    $1,948    $5,151    $5,979
                                                    ======    ======    ======

Deferred tax assets (liabilities) are comprised of the following:

                                                         1999           1998
                                                       --------      ---------
         Rent expense accruals...................      $  1,710      $   1,186
         Tax credits.............................           659              -
         Other...................................           410            376
                                                       --------      ---------
             Total deferred tax assets...........         2,779          1,562
                                                       --------      ---------
         Retail inventory accruals...............        (2,305)        (1,555)
         Depreciation............................        (7,282)        (3,516)
         Prepaid pension.........................          (209)          (162)
         Other...................................          (245)          (141)
                                                       --------      ---------
            Total deferred tax liabilities ......       (10,041)        (5,374)
                                                       --------      ---------
         Net deferred tax liabilities............      $ (7,262)     $  (3,812)
                                                       ========      =========

NOTE 6.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases retail stores under noncancellable operating leases that generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many of the leases contain contingent rental provisions computed on the basis of store sales. In addition to rent payments, certain leases require the Company to pay real estate taxes, insurance, maintenance, and other costs. The Company also leases automobiles and computer/office equipment under operating leases with terms of 24 to 60 months.

     In addition to minimum lease payments, the Company may be obligated to pay other contingent amounts: (1) Some store leases provide for additional rentals if sales exceed specified amounts. These additional rentals approximated 0.1 percent of rental expense for 1999, 0.7 percent for 1998 and 1.6 percent for 1997; (2) The Company has a number of leases with rent calculated based on a percentage of monthly sales. Such leases accounted for 6.0 percent of rental expense in 1999, 7.7 percent in 1998 and 11.8 percent in 1997; and (3) Under certain store leases, additional payments are required of the Company for real estate taxes, utilities and other expenses. Rental expense under store leases for these items aggregated $29,354 for 1999, $23,325 for 1998 and $17,293 for 1997.

     Future minimum lease payments at January 29, 2000, were as follows:

                  2000.........................      $   27,906
                  2001.........................          27,128
                  2002.........................          26,953
                  2003.........................          26,276
                  2004.........................          23,584
                  Thereafter...................          80,212
                                                     ----------
                       Total ..................      $  212,059
                                                     ==========

     On October 15, 1997, the Company initiated a declaratory judgment action in the United States District Court for the Southern District of Indiana in response to certain demands made by Citibank (South Dakota), N.A. ("Citibank"). The demands by Citibank related to a credit plan agreement under which Citibank would have assumed the Company's private label credit card operation. In December 1997, Citibank filed a counter-claim against the Company alleging breach of said credit plan agreement and damages in excess of $3,000. On October

11, 1999, the Company paid $400 to settle this matter resulting in a complete dismissal and release of all claims involved.

     The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.


NOTE 7.  RETIREMENT PLAN

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

     The assets of the plan, comprised almost entirely of U.S. Government obligations and high grade stocks and bonds, included 6 shares of the Company's common stock as of January 29, 2000 and January 30, 1999. The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions of the plan:

                                                         1999          1998
                                                       --------      ---------
     Projected benefit obligation:
        Beginning obligations....................      $    825      $   1,071
           Interest cost.........................            59             77
           Actuarial (losses) gains..............           (17)            10
           Benefits paid.........................          (154)          (457)
           Other.................................            50            124
                                                       --------      ---------
        Ending obligations.......................           763            825
                                                       --------      ---------
     Fair value of plan assets:
        Beginning fair value.....................         1,245          1,484
           Actual return on plan assets..........            44            218
           Benefits paid.........................          (154)          (457)
                                                       --------      ---------
        Ending fair value........................         1,135          1,245
                                                       --------      ---------
        Funded status of the plan................           372            420
        Unrecognized net loss....................           216            171
                                                       --------      ---------
        Net balance sheet asset..................      $    588      $     591
                                                       ========      =========

     Rate Assumptions:
        Discount rate............................          7.25%          7.25%
        Rate of return on plan assets............          8.00%          8.00%

NOTE 8.   EMPLOYEE BENEFIT PLANS

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

     The Company has adopted SFAS No. 123, "Accounting for Stock-based Compensation" and pursuant to its provisions the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees.

     The maximum number of shares of common stock of the Company that may be granted under the Company's stock option plans is 3,000 shares.

     Pursuant to an employment agreement by and between the Company and the Company's Chairman, President and CEO in 1994, the compensation committee granted a non-transferable option to purchase 350 shares of the common stock of the Company at an exercise price of $5.68 per share.

     Pursuant to an employment agreement by and between the Company and the Company's Chairman, President and CEO in 1998, the compensation committee granted on August 30, 1998 a performance based restricted stock award of 50 shares of the common stock of the Company. This award will vest at 80 percent, 10 percent and 10 percent on August 30, 1999, 2000 and 2001, respectively. The Company recorded compensation expense of $190 and $128 in 1999 and 1998, respectively and issued 40 shares in 1999 related to this grant.

     The following table summarizes options outstanding and available under these plans and arrangements:

     (SHARES IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                                         1999    1998    1997
                                                        ------  ------  ------
         Options outstanding at beginning of year.....   1,627   1,198   1,170
         Options granted..............................     577     564     336
         Options exercised............................    (103)    (43)   (146)
         Options expired..............................    (241)    (92)   (162)
                                                        ------  ------  ------
         Options outstanding at end of year ..........   1,860   1,627   1,198
                                                        ======  ======  ======
         Options exercisable at end of year...........   1,207   1,194     841
                                                        ======  ======  ======
         Options available for grant at end of year...   1,038     374     845
                                                        ======  ======  ======

         Weighted average option prices per share:
         At beginning of year.........................  $ 8.61  $ 8.73  $ 6.30
         Granted......................................    5.19    8.82   16.54
         Exercised....................................    4.07    2.16    3.19
         Expired......................................   11.69   14.73   12.49
         Outstanding at end of year...................    7.41    8.61    8.73
         Exercisable at end of year...................  $ 7.95  $ 7.78  $ 6.79


     In determining the weighted average fair value of options granted during each year, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in years 1999, 1998 and 1997, respectively: dividend yield of 0.0, 0.0 and 0.0 percent; expected volatility of 59.8, 45.4 and 44.6 percent; risk free interest rates of 5.8, 5.2 and 5.9 percent; and expected lives of 4.4, 4.0 and 4.0 years. The results are listed in the following table:

                                                          1999    1998    1997
                                                        -------  ------  ------
     Weighted average fair value per option of
        options granted during the year                 $  2.73  $ 3.46  $ 6.16

     Had compensation expense for the Company's stock options been determined based on the fair value at the grant dates for the awards under these plans, consistent with SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:

                                                     1999      1998      1997
                                                    ------    ------    ------
     Net income
       As reported..............................    $3,248    $8,586    $9,728
       Pro forma................................    $2,715    $7,520    $9,075

     Basic earnings per share
       As reported..............................    $  .30    $ 0.78    $ 0.89
       Pro forma................................    $  .25    $ 0.68    $ 0.83

     Diluted earnings per share
       As reported..............................    $  .30    $ 0.75    $ 0.86
       Pro forma................................    $  .25    $ 0.66    $ 0.80

     The following table summarizes information about stock options outstanding and stock options exercisable at January 29, 2000: (shares in thousands)

                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                     -----------------------------------------    ------------------------
                       NUMBER          WEIGHTED      WEIGHTED         NUMBER    WEIGHTED
                     OUTSTANDING        AVERAGE      AVERAGE       EXERCISABLE  AVERAGE
RANGE OF             AT JAN. 29,      CONTRACTUAL    EXERCISE      AT JAN. 29,  EXERCISE
EXERCISE PRICES        2000         LIFE (IN YEARS)   PRICE           2000        PRICE
---------------      -----------    --------------   --------      -----------  ----------
         $ 1.31         116           5.70            $ 1.31           116       $ 1.31
$ 1.50 - $ 3.75         257           8.18              2.66           116         2.12
$ 4.00 - $ 5.68         497           5.64              5.41           374         5.65
$ 6.50 - $10.25         672           8.74              7.35           341         7.97
$11.50 - $27.69         318           7.37             16.72           260        16.79


THRIFT/PROFIT-SHARING PLAN
     The Company has established a thrift/profit-sharing plan for substantially all employees that allows participating employees to authorize payroll deductions from their earnings for contribution to the plan. The Company contributes amounts as a set percentage of employee's deductions as defined in the plan. Additionally, the Company may contribute amounts to the plan as determined annually by the Board of Directors from Company profits. The Company made contributions in the amounts of $150, $135 and $70 for 1999, 1998 and 1997, respectively.


NOTE 9. SUBSEQUENT EVENT - MANAGEMENT CHANGE (UNAUDITED)

     On March 13, 2000, the Paul Harris Board of Directors and CEO reached a settlement agreement to buy-out the remaining years of the CEO's employment agreement. In connection with this settlement, a one time pretax charge of $3,078 will be recorded in the first quarter of fiscal 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Paul Harris Stores, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 10 present fairly, in all material respects, the financial position of Paul Harris Stores, Inc. and its subsidiaries at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
Indianapolis, Indiana
February 25, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PAUL HARRIS STORES, INC

April 21, 2000                             By: /s/  GLENN S. LYON
                                              ---------------------------------
                                               Glenn S. Lyon President,
                                               General Merchandising Manager and
                                               Director
                                               (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                  TITLE                               DATE
              ---------                                  -----                               ----
/s/ GLENN S. LYON                              President, General Merchandising        April 21, 2000
----------------------------------------         Manager and Director
    Glenn S. Lyon                              (Principal Executive Officer)


/s/ SALLY M. TASSANI                           Executive Vice President                April 21, 2000
----------------------------------------         and Director
    Sally M. Tassani


/s/ KEITH L. HIMMEL, JR.                       Vice President - Finance, Controller    April 21, 2000
----------------------------------------         and Corporate Secretary
    Keith L. Himmel, Jr.                       (Principal Accounting and Financial
                                               Officer)


/s/ RICHARD A. FEINBERG, PH.D.                 Director                                April 21, 2000
----------------------------------------
    Richard A. Feinberg, Ph.D.


/s/ LESLIE NATHANSON JURIS, PH.D.              Director                                April 21, 2000
----------------------------------------
    Leslie Nathanson Juris, Ph. D.


/s/ JAMES T. MORRIS                            Director                                April 21, 2000
----------------------------------------
    James T. Morris


/s/ JOHN E. PETERS                             Director                                April 21, 2000
----------------------------------------
    John E. Peters


                                  EXHIBIT INDEX

3(a)(i) Amended and Restated Articles of Incorporation of the Registrant dated September 8, 1992 (incorporated herein by reference from Form 8-K dated April 11, 1997).

   (ii) Amendment to Amended and Restated Articles of Incorporation dated July 6, 1993 (incorporated herein by reference from Form 8-K dated April 11, 1997).

   (iii) Amendment to Amended and Restated Articles of Incorporation dated April 10, 1997 (incorporated herein by reference from Form 8-K dated April 11, 1997).

   (iv) Amendment to Amended and Restated Articles of Incorporation dated August 18, 1999 (incorporated herein by reference, filed as Exhibit 4(a)(iv) from Form 10-Q for the fiscal quarter ended July 31,
             1999).

 (b) Restated Bylaws of the Registrant (incorporated herein by reference from Form 10-K for the fiscal year ended February 1, 1997).

4(a)(i) Secured Credit Agreement dated as of October 28, 1993 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(c) from Form 10-Q for the fiscal quarter ended October 30, 1993).

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

   (viii) Sixth Modification of Amended and Restated Secured Credit Agreement, Revolving Note, and Other Loan Documents dated as of November 19, 1998 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit
             (4)(a)(viii) from Form 10-K for the fiscal year ended January 30,
             1999).

   (ix) Seventh Modification of Secured Credit Agreement and Other Loan Documents dated as of February 1, 1999 by and between the Registrant and LaSalle National Bank(incorporated herein by reference, filed as Exhibit (4)(a)(ix) from Form 10-K for the fiscal year ended January 30, 1999).

     (x) Eight Modification of Secured Credit Agreement and Other Loan Documents dated as of April 19, 1999 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(a)(x) from Form 10-Q for the fiscal quarter ended May 1, 1999).

     (xi)    Ninth Modification of Secured Credit Agreement and Other Loan
             Waver and Documents dated as of October 21, 1999 by and between the Registrant and LaSalle National Bank (incorporated herein by reference, filed as Exhibit (4)(a)(xi) from Form 10-Q for the fiscal quarter ended October 30, 1999).

     (xii) Waver and Tenth Modification of Secured Credit Agreement and Other Loan Documents dated as of December 31, 1999 by and between the Registrant and LaSalle National Bank.

  (b)(i) Rights Agreement between the Registrant and The First National Bank of Boston, as rights agent, dated April 10, 1997 (incorporated herein by reference, filed as Exhibit (4)(j) from Form 8-K dated April 11, 1997).

     (ii) First Amendment to Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as rights agent, dated April 15, 1998 (incorporated herein by reference, filed as Exhibit
             (10)(m) from Form 10-Q for fiscal quarter ended May 2, 1998).

10(a) *The Registrant's 1992 Non-Qualified Stock Option Plan (incorporated herein by reference from Form 10-K for the fiscal year ended January 30, 1993).

  (b) *Stock Option Agreement dated as of April 29, 1994, between the Registrant and Charlotte G. Fischer (incorporated herein by reference, filed as Exhibit (10)(f) from Form 10-K for the fiscal year ended January 28, 1995).

  (c)(i) *1996 Stock Option and Incentive Plan, as amended (incorporated herein by reference, filed as Exhibit 4.3 from Form S-8 dated June 26, 1997).

     (ii) *First Amendment to the 1996 Stock Option and Incentive Plan, as amended (incorporated herein by reference, filed as Exhibit (10)(n) from Form 10-Q for the fiscal quarter ended May 2, 1998).

     (iii) *Second Amendment to the 1996 Stock Option and Incentive Plan, as amended (incorporated herein by reference, filed as Exhibit
             (10)(c)(iii) from Form 10-Q for the fiscal quarter ended July 31,
             1999).

  (d) *Outside Directors Stock Option Plan (incorporated herein by reference, filed as Exhibit 4.4 from Form S-8 dated June 26, 1997).

  (e) *Employment Agreement between the Company and Charlotte G. Fischer dated February 1, 1998 (incorporated herein by reference, filed as Exhibit (10)(l) from Form 10-K for the fiscal year ended January 31, 1998).

  (f) *1998 Cash Bonus performance Plan for Executive Officers (incorporated herein by reference, filed as Exhibit (10)(o) from Form 10-Q for the fiscal quarter ended May 2, 1998).

  (g) * Letter dated August 12, 1998 to Sally Tassani describing terms of employment. (incorporated herein by reference, filed as Exhibit
             (10) (h) from Form 10-K for the fiscal year ended January 30,
             1999)

  (h) * Letter dated September 12, 1998 to Thomas McCain describing terms of employment.(incorporated herein by reference, filed as Exhibit
             (10) (i) from Form 10-K for the fiscal year ended January 30,
             1999)

  (i) * Severance Agreement between the Company and Charlotte G. Fischer dated March 13, 2000.

23           Consent of Independent Accountants

27           Financial Data Schedule.

---------------
  * The indicated exhibit is a management contract, compensation plan or arrangement required to be filed by Item 601 of Regulation S-K.