Form 10-Q
period 2000-04-29
PAUL HARRIS STORES INC
filed 2000-06-13
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - Q

    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------  Exchange Act of 1934 for the quarterly period ended APRIL 29, 2000 or

          Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934 for the transition period from_________________
          to________________

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

                                 (317) 293-3900
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes    X      No
                                                            -------      -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.               Yes    X      No
                                       --------      --------

As of June 5, 2000, 10,937,148 common shares were outstanding.

                                     INDEX

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                              Page #

         Consolidated Balance Sheets - April 29, 2000,
         January 29, 2000 and May 1, 1999                                  3

         Consolidated Statements of (Loss) Income -- For the thirteen
         weeks ended April 29, 2000 and May 1, 1999                        4

         Consolidated Statements of Cash Flows -- For the thirteen
         weeks ended April 29, 2000 and May 1, 1999                        5

         Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7

Item 3. Quantitative and Qualitative Disclosure About Market Risk          11

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                11

Item 6. Exhibits and Reports on Form 8-K                                   11

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                             (Dollars in thousands)

                                                             April 29,     January 29,      May 1,
                                                               2000            2000          1999
                                                            -----------    -----------    -----------
                                                            (unaudited)                   (unaudited)
ASSETS
  Current assets
  Cash and cash equivalents                                   $  3,802       $  3,587       $  3,709
  Merchandise inventories                                       54,077         52,411         38,956
  Construction allowances receivable                             1,558          1,736          2,550
  Income tax receivable                                          5,315          2,221            513
  Other receivables                                              1,081          1,223            324
  Prepaid expenses                                               2,078          2,199          1,306
                                                            -----------    -----------    -----------
    Total current assets                                        67,911         63,377         47,358
                                                            -----------    -----------    -----------
  Property, fixtures and equipment
  Land, building and improvements                                6,253          6,192          6,026
  Store fixtures and equipment                                  47,953         46,393         38,662
  Leasehold improvements and other                              33,766         32,582         32,287
                                                            -----------    -----------    -----------
                                                                87,972         85,167         76,975
  Less: accumulated depreciation and amortization              (29,194)       (28,527)       (23,349)
                                                            -----------    -----------    -----------
    Property, fixtures and equipment, net                       58,778         56,640         53,626
  Other assets                                                   4,886          5,029          4,798
                                                            -----------    -----------    -----------
Total assets                                                  $131,575       $125,046       $105,782
                                                            ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
  Short-term borrowings                                       $ 26,100       $ 15,100       $  7,150
  Accounts payable                                              13,394         15,711          9,974
  Compensation and related taxes                                 3,141          1,388          2,038
  Deferred income taxes                                          1,703          1,946          1,235
  Other accrued expenses                                         7,147          5,172          5,846
  Current maturities of long-term debt                            --            1,710          1,780
                                                            -----------    -----------    -----------
    Total current liabilities                                   51,485         41,027         28,023
                                                            -----------    -----------    -----------
  Long-term debt                                                  --              --            --
  Deferred income taxes                                          5,228          5,316          2,862
  Deferred rent                                                  4,692          4,505          3,638
  Other non-current liabilities                                  1,545            --            --
  Shareholders' equity
  Preferred stock (no par value)
    Authorized 1,000,000 shares; none issued
  Common stock (no par value)
    Authorized 40,000,000 shares; issued
     11,437,000, 11,402,000 and 11,299,000, respectively         18,041         17,933         17,793
  Additional paid-in capital                                    14,130         14,130         14,011
  Unamortized restricted stock                                    --              (29)          (144)
  Retained earnings                                             40,870         46,580         44,015
                                                            -----------    -----------    -----------
                                                                73,041         78,614         75,675
  Less: common stock in treasury, at cost
   500,000, 500,000 and 500,000 respectively                     4,416          4,416          4,416
                                                            -----------    -----------    -----------
    Total shareholders' equity                                  68,625         74,198         71,259
                                                            -----------    -----------    -----------
Total liabilities and shareholders' equity                    $131,575       $125,046       $105,782
                                                            ===========    ===========    ===========


         See accompanying "Notes To Consolidated Financial Statements".

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                                   UNAUDITED
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                            For the thirteen weeks ended
                                                           ------------------------------
                                                              April 29,         May 1,
                                                                2000             1999
                                                               -------         -------

Net sales                                                      $61,769         $58,442

Cost of sales, including certain occupancy expenses
    exclusive of depreciation                                   42,901          37,696
                                                               -------         -------


   Gross income                                                 18,868          20,746


Selling, general and administrative expenses                    22,124          18,180

Employee separation expense                                      3,048            --

Depreciation and amortization                                    2,233           1,768
                                                               -------         -------


    Operating (loss) income                                     (8,537)            798


Interest expense (income) and other income, net                    599            (294)
                                                               -------         -------


    (Loss) income before income taxes                           (9,136)          1,092


(Benefit) provision for income taxes                            (3,426)            409
                                                               -------         -------


    Net (loss) income                                          $(5,710)        $   683
                                                               =======         =======



Basic (loss) earnings per share                                $ (0.52)        $  0.06
                                                               =======         =======



Weighted average number of shares outstanding                   10,921          10,799
                                                               =======         =======



Diluted (loss) earnings per share                              $ (0.52)        $  0.06
                                                               =======         =======


Weighted average number of shares and
   share equivalents outstanding                                11,012          10,979
                                                               =======         =======



         See accompanying "Notes To Consolidated Financial Statements".

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                             For the thirteen
                                                                                weeks ended
                                                                       ----------------------------
                                                                        April 29,          May 1,
                                                                          2000              1999
                                                                       -----------       ----------
Cash flow from operating activities:
Net (loss) income                                                        $ (5,710)        $    683

 Adjustments to reconcile net (loss) income to cash provided:
      Depreciation and amortization                                         2,233            1,768
      Restricted stock expense                                                  2               75
      Net loss on disposal of assets                                          239               --
      Deferred income taxes                                                  (331)             285
      Employee separation expense                                           2,692               --
      Changes in assets and liabilities (excluding effect of
         business acquisition and employee separation expense):
         Merchandise inventories                                           (1,666)             877
         Construction allowances receivable                                   178            2,427
         Income tax receivable                                             (3,094)             137
         Other receivables                                                    142              (72)
         Prepaid expenses                                                     121               75
         Other assets                                                           4              (39)
         Accounts payable                                                  (2,317)          (5,108)
         Compensation and related taxes                                       738              793
         Other accrued expenses                                               355              732
         Deferred rent                                                        188              532
                                                                         --------         --------
 Net cash flow (used for) provided from operating activities               (6,226)           3,165
                                                                         --------         --------
 Cash flow for investing activities:
      Additions to fixed assets                                            (2,851)          (2,175)
      Business acquisition                                                   --            (11,830)
                                                                         --------         --------
 Net cash flow used for investing activities                               (2,851)         (14,005)
                                                                         --------         --------
 Cash flow from (for) financing activities:
      Direct borrowings under revolving line of credit                     11,000            7,150
      Repayment of long-term debt                                          (1,710)             (30)
      Proceeds from issuance of common stock and
       related tax benefits                                                     2               --
                                                                         --------         --------
 Net cash flow provided from financing activities                           9,292            7,120
                                                                         --------         --------

         Cash provided (used)                                            $    215         $ (3,720)
                                                                         ========         ========
Cash and cash equivalents:
      At beginning of period                                             $  3,587         $  7,429
      At end of period                                                      3,802            3,709
                                                                         --------         --------

         Cash provided (used)                                            $    215         $ (3,720)
                                                                         ========         ========





         See accompanying "Notes To Consolidated Financial Statements".

                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and its subsidiaries (the "Company"). The Company is a specialty retailer known for its Paul Harris branded private-label apparel and accessories for women and its unique men's and women's apparel and home furnishings offered under the J. Peterman name.

The unaudited consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the period ended April 29, 2000, and for all other periods presented, have been made.

The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 2000 refers to the fiscal year that began on January 30, 2000, and will end on February 3, 2001.

The results of operations for the first quarter of fiscal 2000 are not necessarily indicative of the results to be expected for all of fiscal 2000. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.

Certain amounts in the prior years have been reclassified to conform to current year presentation.


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

                                                                         For the thirteen weeks ended
                                                                         ----------------------------
                                                                  April 29, 2000               May 1, 1999
                                                              ---------------------     ----------------------
                                                              Net Loss       Shares     Net Income      Shares
                                                              --------       ------     ----------      ------
Basic (loss) earnings and outstanding shares                  $(5,710)       10,921       $ 683         10,799
Effect of dilutive options                                         --            91          --            180
                                                              --------       ------     ----------      ------
Diluted (loss) earnings and outstanding equivalent shares     $(5,710)       11,012       $ 683         10,979
                                                              ========       ======     ==========      ======


3. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The Company has a committed credit facility of $37.0 million, which may be used for letters of credit or direct borrowings ("Credit Facility"). The Credit Facility was amended and restated as of April 28, 2000 to increase the facility to its current level and extend its term to June 30, 2001. The agreement allows the Company to borrow at interest rates equaling the prime rate (as defined in the Credit Facility) plus .25 percent or the LIBOR interest rate (as defined in the Credit Facility) plus 2.5 percent. Letters of credit issued under the Credit Facility carry initial issuance fees plus negotiation fees of 0.125 percent of the face amount of each letter of credit.

The Credit Facility is collateralized by the Company's inventory, equipment, fixtures, cash and assignment of leases. The Company is also required to maintain its primary operating cash accounts with the institution which is party to the Credit Facility.

The Credit Facility contains covenants related to tangible net worth, earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and other financial benchmarks. The agreement also requires the Company to reduce all outstanding revolving loans to no more than $10.0 million for a period of forty-five consecutive days during the fiscal year.

As of April 29, 2000, there were $26.1 million of direct borrowings under the revolving credit commitment, outstanding letters of credit of $6.0 million and available borrowings under the borrowing formula of the Credit Facility of $2.8 million.



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


OVERVIEW
As of April 29, 2000, the Company operated 319 stores in 29 states under the Paul Harris ("PH") and Paul Harris Direct ("PHD") names. These stores are a specialty retailer of moderately priced casual apparel and accessories for women sold under the Paul Harris, Paul Harris Design, Paul Harris Denim and other Paul Harris brand names. The Paul Harris stores have a significant concentration of locations in the Midwest. The Company also operates 11 stores in nine states under the J. Peterman name. J. Peterman is a nationally recognized upscale apparel, accessory and novelty retailer.

The Company's stores currently average approximately 4,900 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first three months of fiscal 2000, the Company opened five and closed four PH stores as well as closed one J. Peterman store. The Company expects that any new PH stores will be generally located in the Company's existing markets in order to enhance recognition of the PH name, facilitate targeted marketing efforts and efficiently utilize the Company's sales team. The Company currently has no plans to open any new J. Peterman stores during the remainder of the fiscal year.

RESULTS OF OPERATIONS
The following discussion is based upon the unaudited consolidated financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.

                   PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                RESULTS OF OPERATIONS AS A PERCENT OF NET SALES


                                                               Thirteen weeks ended
                                                               --------------------
                                                             April 29,         May 1,
                                                                2000            1999
                                                            -------------   -------------

Net sales                                                      100.0%          100.0%
Cost of sales, including certain occupancy expenses
  exclusive of depreciation (1)                                 69.5%           64.5%
                                                            -------------   -------------

   Gross income                                                 30.5%           35.5%

Selling, general and administrative expenses (2)                35.8%           31.1%
Employee separation expense                                      4.9%            0.0%
Depreciation and amortization                                    3.6%            3.0%
                                                            -------------   -------------

   Operating (loss) income                                     (13.8%)           1.4%
Interest expense (income) and other income, net                  1.0%           (0.5%)
                                                            -------------   -------------

   (Loss) income before income taxes                           (14.8%)           1.9%
(Benefit) provision for income taxes                            (5.5%)           0.7%
                                                            -------------   -------------

   Net (loss) income                                            (9.3%)           1.2%
                                                            =============   =============


(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes. (2) Includes all store level occupancy expenses not included in cost of sales.


FIRST QUARTER OF FISCAL 2000
The Company's net sales increased to $61.8 million in the first quarter of fiscal 2000 from $58.4 million in the first quarter of fiscal 1999, an increase of $3.3 million or 5.7 percent. The increase in net sales was primarily attributable to a 4.1 percent increase in the number of stores operating during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999; fiscal 2000 included a full quarter for J. Peterman in 2000 compared to a partial quarter in 1999. Comparable store sales decreased by 1.1 percent during the quarter. The Company operated 330 stores as of April 29, 2000, compared to 317 stores as of May 1, 1999.

Gross income decreased to $18.9 million in the first quarter of fiscal 2000 from $20.7 million for the same period in the prior year, a decrease of $1.9 million or 9.1 percent. Gross income as a percentage of net sales decreased to 30.5 percent in the first quarter of 2000 compared to 35.5 percent in the first quarter of 1999. Gross income was negatively affected by a 6.8 percent decrease in selling margins primarily due to the impact of price discounting on end-of-season inventories, an increase in certain occupancy costs primarily a from 9.7 percent increase in selling square feet and a full quarter of J. Peterman in fiscal 2000. The 5.7 percent increase in sales partially offsets the impact of lower margins and higher occupancy costs.

Selling, general and administrative expenses increased to $22.1 million, or 35.8 percent of net sales, for the first quarter of fiscal 2000 from $18.2 million, or 31.1 percent of net sales, for the first quarter of fiscal 1999. The largest components of the $3.9 million increase were $1.1 million for the impact of having a full quarter's expense and overhead for J. Peterman stores compared to a partial quarter of expense for such stores and no overhead expense in 1999, $728,000 in PH store payroll primarily due to a 6.2 percent increase in the average hourly rate paid, $409,000 for increased business services fees, $246,000 for the impact of a 3.9 percent increase in PH store locations and $239,000 for the write-off of fixed assets associated with store closings and remodels.

Employee separation expense is a one-time $3.0 million charge for a settlement reached on March 13, 2000, between the Company's Board of Directors and the Company's former CEO to buy-out the remaining years of the CEO's employment contract. The expense includes deferred compensation to be paid out over the next three years plus other costs associated with the settlement. On the balance sheet, other costs and the current portion of the deferred compensation are recorded as part of compensation and related taxes and the non-current portion of the deferred compensation is classified as other non-current liabilities.

Depreciation and amortization increased to $2.2 million or 3.6 percent of sales for the first quarter of fiscal 2000 from $1.8 million or 3.0 percent of sales for the first quarter of fiscal 1999, an increase of $465,000 or 26.3 percent. The increase was primarily a result of approximately $12.9 million in fixed asset expenditures during 1999 and $135,000 in expense associated with intangibles and fixed assets acquired as part of the J. Peterman acquisition. The increase in fixed assets includes the installation of a new merchandising and general ledger system in the second half of 1999, which has a shorter depreciable life than most other depreciable assets of the Company.

The operating loss of $8.5 million for the first quarter of fiscal 2000 was a decrease of $9.3 million from operating income of $798,000 for the first quarter of fiscal 1999. As a percentage of net sales, the Company had an operating loss of 13.8 percent in the first quarter of fiscal 2000 compared to operating income of 1.4 percent in the first quarter of fiscal 1999.

Interest expense (income) and other income, net, was an expense of $599,000 for the first quarter of fiscal 2000 compared to income of $294,000 for the first quarter of fiscal 1999. The increased expense resulted from additional borrowings under the Company's revolving line of credit to fund seasonal inventories and operations. The first quarter of 1999 included $435,000 of other income credited back to the Company resulting from unclaimed note redemption.

As a result of the above factors, the Company recorded a loss of $5.7 million or $0.52 per diluted share for the first quarter of fiscal 2000 compared to income of $683,000 or $0.06 per diluted share for the first quarter of fiscal 1999.


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

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of working capital consist of internally generated cash and its $37.0 million revolving credit facility. The credit facility is intended to provide the Company with cash and liquidity to conduct its operations. The Company may make direct borrowings up to the maximum of the credit facility. The credit facility was amended and restated as of April 28, 2000, to increase borrowings to the current level and extended the maturity until June 30, 2001. The annual interest rate on the direct borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus .25 percent or LIBOR plus 2.5 percent. In addition, letters of credit carry an initial issuance fee, plus a fee of 0.125 percent of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth; earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"); and other financial benchmarks. A failure to comply with these covenants could adversely affect the Company's liquidity. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and assignment of leases. As of April 29, 2000, there were $26.1 million of direct borrowings under the revolving credit commitment. The balance of outstanding letters of credit was $6.0 million and the amount of available borrowings under the borrowing formula of the credit facility was $2.8 million at April 29, 2000.

Net cash used for operating activities was $6.2 million in the first three months of fiscal 2000 compared to net cash provided of $3.2 million in the first three months of fiscal 1999. The primary reason for the decrease in net cash flow from operating activities includes a $3.7 million reduction in cash flows from earnings (net of non-cash reconciling items), a $2.5 million increase in inventory levels from year-end 1999 compared to a decrease from year-end 1998 and $2.2 million in net collections of construction allowance receivables resulting from the timing of store growth. The decrease also includes offsetting changes of $3.2 million in income tax receivable primarily related to current year losses and $2.8 million in accounts payable resulting from timing of payments and purchases.

Net cash used for investing activities was $2.9 million in the first three months of fiscal 2000, primarily for the remodeling/relocation of eight existing stores and opening of five new stores. Net cash used in the first three months of fiscal 1999 was $14.0 million, which included $11.8 million for the estimated cost to acquire J. Peterman assets and $2.2 million primarily for the opening of new stores. The Company anticipates remodeling/relocating a total of 16 Paul Harris stores with no net increase in store numbers during fiscal 2000. The Company expects to spend approximately $6.5 million on store remodels, new stores and other capital expenditures during the 2000 fiscal year.

Net cash flow from financing activities was $9.3 million for the first three months of fiscal 2000 primarily the result of direct borrowings of $11.0 million under the Company's revolving credit facility, which includes $1.7 million used to pay-off the mortgage on the Company's headquarters and distribution center.

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

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2000, the Company held its annual meeting of shareholders.

The shareholders elected the following directors by the vote indicated, to serve until the annual meeting of shareholders as indicated:
                                                                Term
         Name of Nominee         For            Withheld       Expires
         ---------------         ---------      --------       -------
         Glenn S. Lyon           7,149,229      263,512         2002
         James T. Morris         6,644,388      733,353         2003
         Sally M. Tassani        6,878,634      534,107         2003

         There were 0 broker non-votes.

         In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:
                                                         Term
                  Name                                  Expires
                  -----------------------------         -------
                  Leslie Nathanson Juris, Ph.D.          2001
                  John E. Peters                         2001
                  Richard A. Feinberg, Ph.D.             2002

PricewaterhouseCoopers LLP was approved as independent accountants for the Company for the fiscal year 2000 by the following vote:

   For: 7,138,358   Against: 262,448   Abstentions: 11,935   Broker Non-votes: 0



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:    4(a)(i)   Amended and Restated Loan and Security Agreement
                           dated as of April 28, 2000.

                  27       Financial Data Schedule

(b) Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PAUL HARRIS STORES, INC.
                                         (Registrant)


Date:  June 13, 2000                /s/ Keith L. Himmel, Jr.
                                    ------------------------
                                    Vice President - Finance, Controller and
                                    Corporate Secretary
                                    (Signing on behalf of the registrant and as
                                     principal financial officer)