Form 10-Q
period 2000-07-29
PAUL HARRIS STORES INC
filed 2000-09-12
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

    _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JULY 29, 2000 or

    ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes _X_ No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                            Yes _X_ No ___

As of September 5, 2000, 10,947,667 common shares were outstanding.

                                      INDEX
                                      -----

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                Page #
         Consolidated Balance Sheets - July 29, 2000,
         January 29, 2000 and July 31, 1999                                     3

         Consolidated Statements of (Loss) Income -- For the thirteen
         and twenty-six weeks ended July 29, 2000 and July 31, 1999             4

         Consolidated Statements of Cash Flows -- For the twenty-six
         weeks ended July 29, 2000 and July 31, 1999                            5

         Notes to Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk              12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       12

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               July 29,     January 29,       July 31,
                                                                 2000           2000            1999
                                                              ---------      ---------       ----------
                                                             (unaudited)                     (unaudited)
ASSETS
  Current assets
      Cash and cash equivalents                               $   3,039      $   3,587       $   2,849
      Merchandise inventories                                    29,013         52,411          38,262
      Income tax receivable                                      13,394          2,221           1,065
      Other receivables                                           2,133          2,959           1,516
      Prepaid expenses                                            4,355          2,199           1,355
      Assets held for disposal (see note 4)                       7,482             --              --
                                                              ---------      ---------       ---------
            Total current assets                                 59,416         63,377          45,047
                                                              ---------      ---------       ---------

  Property, fixtures and equipment, net                          56,251         56,640          56,362
  Other assets                                                      744          5,029           4,735
                                                              ---------      ---------       ---------
Total assets                                                  $ 116,411      $ 125,046       $ 106,144
                                                              =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
      Short-term borrowings                                   $  24,500      $  15,100       $   5,900
      Accounts payable                                           12,662         15,711          12,995
      Compensation and related taxes                              2,441          1,388           1,772
      Deferred income taxes                                       1,662          1,946           1,235
      Other accrued expenses                                      6,821          5,172           4,745
      Current maturities of long-term debt                           --          1,710           1,740
                                                              ---------      ---------       ---------
            Total current liabilities                            48,086         41,027          28,387
                                                              ---------      ---------       ---------

  Long-term debt                                                     --             --              --
  Deferred income taxes                                           6,057          5,316           2,910
  Deferred rent                                                   4,753          4,505           3,813
  Non-current liabilities                                         1,345             --              --

  Shareholders' equity
      Preferred stock (no par value)
        Authorized 1,000,000 shares; none issued
      Common stock (no par value)
        Authorized 40,000,000 shares; issued 11,440,000,
         11,402,000 and 11,359,000, respectively                 18,045         17,933          17,932
      Additional paid-in capital                                 14,130         14,130          14,130
      Unamortized restricted stock                                   --            (29)            (66)
      Retained earnings                                          28,411         46,580          43,454
                                                              ---------      ---------       ---------
                                                                 60,586         78,614          75,450
      Less: common stock in treasury, at cost
       500,000, 500,000 and 500,000 respectively                  4,416          4,416           4,416
                                                              ---------      ---------       ---------
            Total shareholders' equity                           56,170         74,198          71,034
                                                              ---------      ---------       ---------
Total liabilities and shareholders' equity                    $ 116,411      $ 125,046       $ 106,144
                                                              =========      =========       =========

See accompanying "Notes To Consolidated Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                                    UNAUDITED
                  (Dollars in thousands, except per share data)


                                                       For thirteen weeks ended        For the twenty-six weeks ended
                                                      --------------------------       ------------------------------
                                                       July 29,         July 31,        July 29,             July 31,
                                                         2000             1999            2000                 1999
                                                      ---------        ---------       ---------            ---------
Net sales                                             $  60,413        $  56,488       $ 122,182            $ 114,930

Cost of sales, including certain occupancy
   expenses exclusive of depreciation                    46,913           34,594          89,814               72,290
Provision for loss on disposition of
   J. Peterman inventories                                4,618               --           4,618                   --
                                                      ---------        ---------       ---------            ---------
   Gross income                                           8,882           21,894          27,750               42,640

Selling, general and administrative expenses             22,800           20,703          44,923               38,883
Employee separation expense                                  --               --           3,048                   --
Provision for loss on disposition of other
   J. Peterman assets                                     2,916               --           2,916                   --
Depreciation and amortization                             2,308            1,976           4,541                3,744
                                                      ---------        ---------       ---------            ---------

   Operating (loss) income                              (19,142)            (785)        (27,678)                  13

Interest expense (income) and other
   income, net                                              794              112           1,393                 (182)
                                                      ---------        ---------       ---------            ---------

   (Loss) income before income taxes                    (19,936)            (897)        (29,071)                 195

(Benefit) provision for income taxes                     (7,476)            (336)        (10,902)                  73
                                                      ---------        ---------       ---------            ---------

   Net (loss) income                                  $ (12,460)       $    (561)      $ (18,169)           $     122
                                                      =========        =========       =========            =========

Basic (loss) earnings per share                       $   (1.14)       $   (0.05)      $   (1.66)           $    0.01
                                                      =========        =========       =========            =========

Weighted average number of shares
   outstanding                                           10,938           10,838          10,929               10,818
                                                      =========        =========       =========            =========

Diluted (loss) earnings per share                     $   (1.14)       $   (0.05)      $   (1.66)           $    0.01
                                                      =========        =========       =========            =========

Weighted average number of shares and
   share equivalents outstanding                         10,938           10,993          10,929               10,986
                                                      =========        =========       =========            =========


See accompanying "Notes To Consolidated Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           For the twenty-six weeks ended
                                                                           ------------------------------
                                                                            July 29,             July 31,
                                                                              2000                1999
                                                                           ---------            ---------
Cash flow (for) from operating activities:
Net (loss) income                                                          $ (18,169)           $     122

 Adjustments to reconcile net (loss) income to cash provided:
     Depreciation and amortization                                             4,541                3,744
     Deferred income taxes                                                       457                  333
     Employee separation expense                                               2,332                   --
     Provisions for loss on disposition of J. Peterman assets                  7,534                   --
     Other                                                                       381                  153
     Changes in assets and liabilities (excluding effect of business acquisition, employee separation expense and provisions for loss on disposition of J. Peterman assets):
       Merchandise inventories                                                13,280                1,571
       Construction allowances receivable                                        735                3,965
       Income tax receivable                                                 (11,173)                (415)
       Other assets                                                           (1,738)                (206)
       Accounts payable                                                       (3,049)              (2,087)
       Other accrued expenses                                                  1,994                  850
                                                                          ----------            ---------
 Net cash flow (used for) provided from operating activities                  (2,875)               8,030
                                                                          ----------            ---------

 Cash flow for investing activities:
     Additions to fixed assets                                                (5,013)              (6,868)
     Business acquisition                                                         --              (11,830)
                                                                          ----------            ---------
 Net cash flow used for investing activities                                  (5,013)             (18,698)
                                                                          ----------            ---------

 Cash flow from financing activities:
     Direct borrowings under revolving line of credit                          9,400                5,900
     Repayment of long-term debt                                              (1,710)                 (70)
     Proceeds from issuance of common stock                                        6                  258
     Debt issue costs paid                                                      (356)                  --
                                                                          ----------            ---------
 Net cash flow provided from financing activities                              7,340                6,088
                                                                          ----------            ---------

       Cash used                                                          $     (548)           $  (4,580)
                                                                          ==========            =========

Cash and cash equivalents:
     At beginning of period                                               $    3,587            $   7,429
     At end of period                                                          3,039                2,849
                                                                          ----------            ---------

       Cash used                                                          $     (548)           $  (4,580)
                                                                          ==========            =========


See accompanying "Notes To Consolidated Financial Statements."

                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Paul Harris Stores, Inc. and its subsidiaries (the "Company"). The Company is a specialty retailer known for its Paul Harris branded private-label apparel and accessories for women.

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

In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the period ended July 29, 2000, and for all other periods presented, have been made.

The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 2000 refers to the fiscal year that began on January 30, 2000, and will end on February 3, 2001.

The results of operations for the first and second quarter of fiscal 2000 are not necessarily indicative of the results to be expected for all of fiscal 2000. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.

Certain amounts in the prior years have been reclassified to conform to current year presentation.


2. EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share are based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the quarter. The potential common shares in fiscal 2000 of approximately 50,000 and 70,000 for the quarter and fiscal year, respectively, were excluded because their inclusion would have had an anti-dilutive effect on earnings per share. The following table (in thousands) reconciles the numerators and denominators used in the basic and diluted earnings per share computations:

                                                    For the thirteen weeks ended             For the twenty-six weeks ended
                                               -------------------------------------    ---------------------------------------
                                                 July 29, 2000       July 31, 1999        July 29, 2000        July 31, 1999
                                               -----------------   -----------------    -----------------   -------------------
                                               Net Loss   Shares   Net Loss   Shares    Net Loss   Shares   Net Income   Shares
                                               --------   ------   --------   ------    --------   ------   ----------   ------
Basic (loss) earnings and outstanding shares   $(12,460)  10,938   $   (561)  10,838    $(18,169)  10,929   $      122   10,818
Effect of dilutive options                           --       --         --      155          --       --           --      168
                                               ---------  ------   --------   ------    --------   ------   ----------   ------
Diluted (loss) earnings and outstanding
   equivalent shares                           $(12,460)  10,938   $   (561)  10,993    $(18,169)  10,929   $      122   10,986
                                               ---------  ------   --------   ------    --------   ------   ----------   ------


3. LONG-TERM DEBT AND CREDIT ARRANGEMENTS
The Company has a committed credit facility of $45.0 million, which may be used for letters of credit or direct borrowings ("Credit Facility"). The Credit Facility was amended on August 18, 2000 to increase the facility to its current level and extend its term to August 31, 2001. The facility also includes an additional $4.0 million Special Advance available until the earlier of the disposition of J. Peterman assets (see Note 4. "Disposition of Assets" to "Notes To Consolidated Financial Statements") or October 15, 2000. The agreement allows the Company to borrow at interest rates equaling the prime rate (as defined in the Credit Facility) plus 2.0 percent. Letters of credit issued under the Credit Facility carry initial issuance fees plus negotiation fees of 2.0 percent of the face amount of each letter of credit.

The Credit Facility is collateralized by the Company's inventory, equipment, fixtures, cash and assignment of leases. The Company is also required to maintain its primary operating cash accounts with the institution which is party to the Credit Facility.

The Credit Facility contains financial covenants related to tangible net worth, minimum monthly sales and aggregate cash collection levels and maximum monthly outstanding revolving loan amounts. The agreement also requires the Company to reduce all outstanding obligations to no more than $7.0 million throughout December 2000 and revolving loans to zero as of December 31, 2000.

As of July 29, 2000, there were $24.5 million of direct borrowings under the revolving credit commitment, outstanding letters of credit of $7.2 million and available borrowings under the borrowing formula of the Credit Facility of $0.


4. DISPOSITION OF ASSETS
On August 18, 2000, the Company announced its intent to dispose of substantially all of the assets of J. Peterman. The decision to sell the assets of J. Peterman was based on management's decision to focus on the core business of Paul Harris. The Company expects to complete the disposition by the end of the third quarter of fiscal 2000. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has recorded a $7.5 million "Provision for Loss on Disposition". The portion of the "Provision" related to inventories is recorded as a separate adjustment to Gross Income with the remaining portion as a separate line in Operating Expenses on the Statements of Income. For Balance Sheet purposes, the assets are segregated as "Assets Held for Disposal". The "Provision" is based upon currently available information concerning amounts expected to be realized upon the disposition of such assets. The net carrying value of the assets held for disposal are as follows:

          Merchandise inventories                  $ 10,118
          Furniture, fixtures and equipment           1,182
          Other intangible assets, net                3,716
          Fair market value adjustment               (7,534)
                                                   --------
                                                   $  7,482
                                                   ========

Exclusive of the "Provisions for Loss on Disposition", J. Peterman's revenues and pre-tax results of operations did not exceed five percent of the Company's consolidated revenues and pre-tax results of operations for any periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company or the retailing industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: local, regional and national economic conditions; extreme or unseasonable weather conditions; the availability of adequate financing to meet working capital and other needs; locating stores correctly and generating increased sales and productivity; legislation and regulatory matters affecting payroll costs or other aspects of retailing; the ability to identify and respond to emerging fashion trends;

internal computerized systems functioning properly; foreign and domestic labor and manufacturing conditions; and governmental actions such as import or trade restrictions.


OVERVIEW
As of July 29, 2000, the Company operated 317 stores in 29 states under the Paul Harris ("PH") and Paul Harris Direct ("PHD") names. These stores are a specialty retailer of moderately priced casual apparel and accessories for women sold under the Paul Harris, Paul Harris Design, Paul Harris Denim and other Paul Harris brand names. The Paul Harris stores have a significant concentration of locations in the Midwest. The Company also operated 11 stores in nine states under the J. Peterman name.

The Company's stores currently average approximately 4,900 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first half of fiscal 2000, the Company opened seven and closed eight PH stores as well as closed one J. Peterman store. The Company expects that any new PH stores will be generally located in the Company's existing markets in order to enhance recognition of the PH name, facilitate targeted marketing efforts and efficiently utilize the Company's sales team. The Company has recently indicated its intent to dispose of the J. Peterman assets (see Note 4. "Disposition of Assets" of "Notes To Consolidated Financial Statements").


RESULTS OF OPERATIONS
The following discussion is based upon the unaudited consolidated financial statements appearing elsewhere in this report. The following table sets forth certain income statement items as a percentage of net sales.

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                 RESULTS OF OPERATIONS AS A PERCENT OF NET SALES

                                                        Thirteen weeks ended      Twenty-six weeks ended
                                                       ----------------------    ------------------------
                                                        July 29,    July 31,      July 29,      July 31,
                                                          2000        1999          2000          1999
                                                        --------    ---------     --------      --------
Net sales                                                100.0%       100.0%       100.0%         100.0%
Cost of sales, including certain occupancy expenses
  exclusive of depreciation (1)                           77.7%        61.2%        73.5%          62.9%
Provision for loss on disposition of
  J. Peterman inventories                                  7.6%         0.0%         3.8%           0.0%
                                                        --------    ---------     --------      --------
   Gross income                                           14.7%        38.8%        22.7%          37.1%

Selling, general and administrative expenses (2)          37.7%        36.7%        36.8%          33.8%
Employee separation expense                                0.0%         0.0%         2.5%           0.0%
Provision for loss on disposition of other
  J. Peterman assets                                       4.9%         0.0%         2.4%           0.0%
Depreciation and amortization                              3.8%         3.5%         3.7%           3.3%
                                                        --------    ---------     --------      --------
   Operating (loss) income                               (31.7%)       (1.4)%      (22.7%)          0.0%
Interest expense (income) and other income, net            1.3%         0.2%         1.1%          (0.2%)
                                                        --------    ---------     --------      --------
   (Loss) income before income taxes                     (33.0%)       (1.6)%      (23.8%)           .2%
(Benefit) provision for income taxes                     (12.4%)       (0.6)%       (8.9%)          0.1%
                                                        --------    --------      ---------     ---------
   Net (loss) income                                     (20.6%)       (1.0)%      (14.9%)           .1%
                                                        ========    ========      =========     =========

(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2)  Includes all store level occupancy expenses not included in cost of sales.

SECOND QUARTER OF FISCAL 2000
The Company's net sales increased to $60.4 million in the second quarter of fiscal 2000 from $56.5 million in the second quarter of fiscal 1999, an increase of $3.9 million or 6.9 percent. The increase in net sales was primarily attributable to a 13.7 percent increase in the number of units sold, offset by a
5.9 percent decrease in sales price per unit during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Comparable store sales increased by 2.3 percent during the quarter. The Company operated 328 stores as of July 29, 2000, compared to 319 stores as of July 31, 1999.

Gross income decreased to $8.9 million in the second quarter of fiscal 2000 from $21.9 million for the same period in the prior year, a decrease of $13.0 million or 59.4 percent. Gross income as a percentage of net sales decreased to 14.7 percent in the second quarter of 2000 compared to 38.8 percent in the second quarter of 1999. Gross income was negatively affected by a 19.0 percent decrease in selling margins primarily due to the impact of price discounting on end-of-season inventories, a "Provision for Loss on Disposition of J. Peterman Inventories", additional reserves on spring/summer merchandise and a 5.8 percent increase in certain occupancy costs primarily from a 6.2 percent increase in selling square feet. In fiscal 2000, management made the decision to lower selling prices on the spring/summer merchandise to substantially sell through the inventory by the end of the third quarter. In fiscal 1999, the out-of-season spring/summer merchandise was returned to the distribution center to be re-merchandised in spring 2000. The "Provision for Loss on Disposition" is a $4.6 million accrual to write-down the recorded value of J. Peterman inventories to their estimated fair market value. On August 18, 2000, the Company announced its intent to dispose of the J. Peterman assets (see Note 4. "Disposition of Assets" of "Notes To Consolidated Financial Statements"). The 6.9 percent increase in sales partially offsets the impact of lower margins and higher occupancy costs.

Selling, general and administrative expenses increased to $22.8 million, or 37.7 percent of net sales, for the second quarter of fiscal 2000 from $20.7 million, or 36.7 percent of net sales, for the second quarter of fiscal 1999. The largest components of the $2.1 million increase were $543,000 for increased business consulting services, $501,000 in additional occupancy related costs for PH stores primarily due to the 2.9 percent increase in store counts, store expansions and relocations and $384,000 for increased medical insurance claims and administrative costs.

Provision for loss on disposition of other J. Peterman assets is a $2.9 million accrual to write-down the recorded value of J. Peterman assets to their estimated fair market value. On August 18, 2000, the Company announced its intent to dispose of the J. Peterman assets (see Note 4. "Disposition of Assets" of "Notes To Consolidated Financial Statements").

Depreciation and amortization increased to $2.3 million or 3.8 percent of sales for the second quarter of fiscal 2000 from $2.0 million or 3.5 percent of sales for the second quarter of fiscal 1999, an increase of $332,000 or 16.8 percent. The increase was primarily a result of approximately $11.0 million in fixed asset expenditures during second half of fiscal 1999 and first half of fiscal 2000. The increase in fixed assets includes the installation of a new merchandising and general ledger system in the second half of fiscal 1999, which has a shorter depreciable life than most other depreciable assets of the Company.

The operating loss of $19.1 million for the second quarter of fiscal 2000 was an increase of $18.4 million from an operating loss of $785,000 for the second quarter of fiscal 1999. As a percentage of net sales, the Company had operating losses of 31.7 percent in the second quarter of fiscal 2000 compared to 1.4 percent in the second quarter of fiscal 1999.

Interest expense (income) and other income, net, was expense of $794,000 for the second quarter of fiscal 2000 compared to expense of $112,000 for the second quarter of fiscal 1999. The increased expense primarily resulted from additional borrowings under the Company's revolving line of credit to fund seasonal inventories and operations and higher interest rates.

As a result of the above factors, the Company recorded a net loss of $12.5 million or $1.14 per diluted share for the second quarter of fiscal 2000 compared to a net loss of $561,000 or $0.05 per diluted share for the second quarter of fiscal 1999.

FIRST HALF OF FISCAL 2000
The Company's net sales increased to $122.2 million in the first half of fiscal 2000 from $114.9 million in the first half of fiscal 1999, an increase of $7.3 million or 6.3 percent. The increase in net sales was attributable to an 8.0 percent increase in units sold. The Company operated 328 stores as of July 29, 2000 compared to 319 stores on July 31, 1999. Comparable store sales increased by 0.6 percent for the first half of fiscal 2000.

Gross income decreased to $27.8 million in the first half of fiscal 2000 from $42.6 million for the same period in the prior year, a decrease of $14.9 million or 34.9 percent. Gross income, as a percentage of net sales, decreased to 22.7 percent in the first half of fiscal 2000 from 37.1 percent of net sales for the first half of fiscal 1999. Gross income was negatively impacted by a 7.7 percentage point decrease in selling margins, a "Provision for Loss on Disposition of J. Peterman Inventories" and additional reserves to reduce the carrying value of out-of-season inventories on-hand at the end of the first half of fiscal 2000. The selling margin decrease is primarily due to management's decision to reduce the selling price on all spring/summer inventories in order to sell through the inventory by the end of the third quarter and a 10.2 percent increase in apparel cost per unit sold. In fiscal 1999, the out-of-season spring/summer merchandise was returned to the distribution center to be re-merchandised in spring 2000. The "Provision for Loss on Disposition" is a $4.6 million accrual to write-down the recorded value of J. Peterman inventories to their estimated fair market value. On August 18, 2000, the Company announced its intent to dispose of the J. Peterman assets (see Note 4. "Disposition of Assets" of "Notes to Consolidated Financial Statements"). The 6.3 percent increase in sales partially offsets the selling margin decrease.

Selling, general and administrative expenses increased to $44.9 million, or 36.8 percent of net sales, for the second half of fiscal 2000 from $38.9 million, or
33.8 percent of net sales, for the second half of fiscal 1999. The largest components of the $6.0 million increase were $1.1 million in additional occupancy related costs for PH stores primarily related to store openings, expansions and scheduled lease increases, $923,000 resulting from increased J. Peterman store and overhead expenses in fiscal 2000 including distribution and administrative costs not incurred in fiscal 1999, $921,000 for increased business consulting services, $533,000 for increased medical insurance claims and administrative costs and $453,000 for costs associated with the J. Peterman "Big City Tour".

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

Provision for loss on disposition of other J. Peterman assets is a $2.9 million accrual to write-down the recorded value of J. Peterman assets to their estimated fair market value. On August 18, 2000, the Company announced its intent to dispose of the J. Peterman assets (see Note 4. "Disposition of Assets" of "Notes To Consolidated Financial Statements").

Depreciation and amortization increased to $4.5 million for the first half of fiscal 2000 from $3.7 million for the second half of fiscal 1999, an increase of $797,000 or 21.3 percent. As a percentage of net sales, depreciation and amortization increased to 3.7 percent in the first half of fiscal 2000 from 3.3 percent in the first half of fiscal 1999. The increase was primarily a result of approximately $11.0 million in fixed asset expenditures during the second half of fiscal 1999 and first half of fiscal 2000 and $185,000 for amortization and depreciation of assets acquired as part of the J. Peterman acquisition. The increase in fixed assets includes the installation of a new merchandising and general ledger system in the second half of fiscal 1999, which has a shorter depreciable life than most other depreciable assets of the Company.

Operating loss of $27.7 million in the first half of fiscal 2000 was a decrease of $27.7 million from operating income of $13,000 for the first half of fiscal 1999. As a percentage of net sales, the operating loss was 22.7 percent in the first half of fiscal 2000 compared to 0.0 percent in the first half of fiscal 1999.

Interest (expense) income and other income, net, was an expense of $1.4 million for the first half of fiscal 2000 compared to income of $182,000 for the first half of fiscal 1999. The increased expense of $1.6 million was primarily due to additional short-term borrowings to fund seasonal inventories and operations and higher interest rates. The first half of fiscal 1999 included the receipt of $435,000 for unclaimed note redemption accrediting back to the Company according to the terms of the note agreement.

As a result of the above factors, the Company incurred a net loss of $18.2 million or $1.66 per diluted share for the first half of fiscal 2000 compared to net income of $122,000 or $0.01 per diluted share for the first half of fiscal 1999.


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


LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of working capital consist of internally generated cash and its $45.0 million revolving credit facility. The credit facility is intended to provide the Company with cash and liquidity to conduct its operations. The Company may make direct borrowings up to the maximum of the credit facility. As of July 29, 2000, there were $24.5 million of direct borrowings under the revolving credit commitment. The balance of outstanding letters of credit was $7.2 million and the amount of available borrowings under the borrowing formula of the credit facility was $0 at July 29, 2000. The credit facility was amended as of August 18, 2000, to increase borrowings to the current level and extended the maturity until August 31, 2001. The facility also includes an additional $4.0 million Special Advance available until the earlier of the disposition of J. Peterman assets (see Note 4. "Disposition of Assets" to"Notes To Consolidated Financial Statements") or October 15, 2000. The annual interest rate on the direct borrowings outstanding under the credit facility is a variable rate equal to the prime rate of the Company's lender plus 2.0 percent. In addition, letters of credit carry an initial issuance fee, plus a negotiation fee of 2.0 percent of the face amount of such letters of credit. The credit facility also contains certain financial covenants that set limits on tangible net worth, minimum monthly sales and aggregate cash collection levels and maximum monthly outstanding revolving loan amounts. A failure to comply with these covenants could adversely affect the Company's liquidity. The credit facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and assignment of leases.

Net cash used for operating activities was $2.9 million in the first half of fiscal 2000 compared to net cash provided of $8.0 million in the first half of fiscal 1999. The primary reason for the decrease in net cash flow from operating activities includes $11.2 million in income tax receivables primarily related to current year losses, a $7.3 million reduction in cash flows from earnings (net of non-cash reconciling items) and a decrease of $3.2 million in net collections of construction allowance receivables resulting from timing of store growth, offset by a $13.3 million decrease in inventories from year-end 1999 compared to a modest decrease of $1.6 million from year-end 1998. The inventory decrease in fiscal 2000 can be attributed to an 8.0 percent increase in units sold and additional out-of-season reserves.

Net cash used for investing activities was $5.0 million in the first half of fiscal 2000 primarily for the remodeling/relocation of 12 existing stores and opening of seven new stores. Net cash used in the first half of fiscal 1999 was $18.7 million, which included $11.8 million for the estimated cost to acquire J. Peterman assets, $3.6 million primarily related to opening, remodeling and relocating of stores and $3.2 million for costs associated with implementing a new merchandising and general ledger system and Year 2000 compliance. The Company anticipates remodeling/relocating a total of 15 Paul Harris stores with no significant change in number of stores during fiscal 2000. The Company expects to spend approximately $6.5 million on store remodels/relocations, new stores and other capital expenditures during fiscal 2000.

Net cash flow from financing activities was $7.3 million for the first half of fiscal 2000 primarily the result of direct borrowings of $9.4 million under the Company's revolving credit facility, which includes $1.7 million used to pay-off the mortgage on the Company's headquarters and distribution center.

As previously announced, the Company is experiencing a cash shortage because of reduced operating margins, the need to pay for merchandise in advance rather than on traditional credit terms and other factors. The Company is in arrears on rent payments for its stores and has offered its landlords a payment schedule to cure the arrears by yearend. The increased line of credit has mitigated the cash shortage and a successful disposition of the J. Peterman assets should further alleviate the liquidity problem. However, without improved operating results there can be no assurance that cash generated from operations and borrowings under the Company's credit facility will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company considers the market risks of its variable interest rate borrowings to not be material to its financial condition.

Part II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  4(a)(ii) First Amendment to Amended and Restated Loan and
                        Security Agreement dated as of August 18, 2000.

               27       Financial Data Schedule

(b) Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PAUL HARRIS STORES, INC.
                                         (Registrant)


Date:  September 12, 2000          /s/ Richard R. Hettlinger
                                   -------------------------
                                   Sr. VP and Chief Financial Officer
                                   (Signing on behalf of the registrant and as
                                   principal financial officer)

                                 Exhibit Index

(a) Exhibits:  4(a)(ii) First Amendment to Amended and Restated Loan and
                        Security Agreement dated as of August 18, 2000.

               27       Financial Data Schedule