Form 10-Q
period 2000-10-28
PAUL HARRIS STORES INC
filed 2000-12-15
CIK 45791

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the quarterly period ended OCTOBER 28, 2000 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of  1934 for the transition period from         to
                                                            ---------  ---------

                          Commission File Number 0-7264

                            PAUL HARRIS STORES, INC.
             (Exact name of registrant as specified in its charter)

              INDIANA                                           35-0907402
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

     6003 GUION RD., INDIANAPOLIS, IN                              46254
 (Address of principal executive offices)                        (Zip Code)

                                 (317) 293-3900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes   X     No
                                                       -----     ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                              Yes   X     No
                                                       -----     ------

(The Company filed a voluntary petition pursuant to provisions of Chapter 11 of United States Bankruptcy Code on October 16, 2000. No plan has been filed with the court.)

As of December 5, 2000, 10,947,567 common shares were outstanding.

                                      INDEX

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                              Page #

        Consolidated Condensed Balance Sheets - October 28, 2000,
        January 29, 2000 and October 30, 1999                               3

        Consolidated Condensed Statements of Loss - For the thirteen and
        thirty-nine weeks ended October 28, 2000 and October 30, 1999       4

        Consolidated Condensed Statements of Cash Flows -- For the
        thirty-nine weeks ended October 28, 2000 and October 30, 1999       5

        Notes to Consolidated Condensed Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9

Item 3. Quantitative and Qualitative Disclosure About Market Risk          14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   15

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                       October 28,        January 29,        October 30,
                                                                          2000               2000               1999
                                                                       ----------         ----------         ----------
                                                                      (unaudited)                            (unaudited)
ASSETS
  Current assets
      Cash and cash equivalents                                         $   4,105         $   3,587          $   1,686
      Merchandise inventories                                              35,730            52,411             57,469
      Construction allowances receivable                                    1,003             1,736              2,268
      Income tax recoverable (see Note 5)                                   1,700             2,221              3,641
      Other receivables                                                       505             1,223                514
      Prepaid expenses                                                      5,460             2,199              1,738
                                                                        ---------         ---------          ---------
             Total current assets                                          48,503            63,377             67,316
                                                                        ---------         ---------          ---------

  Property, fixtures and equipment, net                                    53,657            56,640             58,776
  Other assets                                                                588             5,029              4,649
                                                                        ---------         ---------          ---------
Total assets                                                            $ 102,748         $ 125,046          $ 130,741
                                                                        =========         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
      Short-term borrowings                                             $  28,399         $  15,100          $  18,400
      Accounts payable                                                      4,477            15,711             22,826
      Compensation and related taxes                                        2,005             1,388              1,945
      Deferred income taxes (see Note 5)                                        -             1,946                856
      Other accrued expenses                                                4,919             5,172              5,649
      Current maturities of long-term debt                                      -             1,710              1,720
                                                                        ---------         ---------          ---------
             Total current liabilities                                     39,800            41,027             51,396
                                                                        ---------         ---------          ---------


  Deferred income taxes (see Note 5)                                            -             5,316              5,249
  Non-current liabilities                                                   5,055             4,505              4,057

  Liabilities subject to compromise (see Note 2)                           23,878                 -                  -

  Shareholders' equity
      Preferred stock (no par value)
        Authorized 1,000,000 shares; none issued
      Common stock (no par value)
        Authorized 40,000,000 shares; issued
         11,448,000, 11,402,000 and 11,401,000, respectively               18,056            17,933             17,933
      Additional paid-in capital                                           14,130            14,130             14,130
      Unamortized restricted stock                                              -               (29)               (36)
      Retained earnings                                                     6,245            46,580             42,428
                                                                        ---------         ---------          ---------
                                                                           38,431            78,614             74,455
      Less: common stock in treasury, 500,000 at cost                       4,416             4,416              4,416
                                                                        ---------         ---------          ---------
             Total shareholders' equity                                    34,015            74,198             70,039
                                                                        ---------         ---------          ---------
Total liabilities and shareholders' equity                              $ 102,748         $ 125,046          $ 130,741
                                                                        =========         =========          =========


See accompanying "Notes To Consolidated Condensed Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                    UNAUDITED
                 (Amounts in thousands, except per share data)


                                                                  For thirteen weeks ended       For the thirty-nine weeks ended
                                                                 ---------------------------     -------------------------------
                                                                 October 28,      October 30,      October 28,      October 30,
                                                                    2000             1999             2000             1999
                                                                 ----------       ----------       ----------       ----------
Net sales                                                         $  57,930        $  62,565        $ 180,112        $ 177,495

Cost of sales, including certain occupancy expenses
  exclusive of depreciation                                          44,621           39,709          134,435          111,999
Provision for loss on disposition of J. Peterman
  inventories                                                         2,621                -            7,239                -
                                                                  ---------        ---------        ---------        ---------
   Gross income                                                      10,688           22,856           38,438           65,496

Selling, general and administrative expenses                         23,361           22,031           68,284           60,914
Employee separation expense                                               -                -            3,048                -
Provision for loss on disposition of other
  J. Peterman assets                                                      -                -            2,916                -
Depreciation and amortization                                         2,166            2,157            6,707            5,901
Gain on sale of asset                                                (1,001)               -           (1,001)               -
Interest expense, net                                                 1,387              311            2,780              129
                                                                  ---------        ---------        ---------        ---------
   Loss before reorganization expense and income taxes              (15,225)          (1,643)         (44,296)          (1,448)

Reorganization expense                                                3,057                -            3,057                -
                                                                  ---------        ---------        ---------        ---------
   Loss before income taxes                                         (18,282)          (1,643)         (47,353)          (1,448)

Income tax expense (benefit)                                          3,884             (617)          (7,018)            (544)
                                                                  ---------        ---------        ---------        ---------
   Net loss                                                       $ (22,166)       $  (1,026)       $ (40,335)       $    (904)
                                                                  =========        =========        =========        =========

Basic loss per share                                              $   (2.03)       $   (0.09)       $   (3.69)       $   (0.08)
                                                                  =========        =========        =========        =========

Weighted average number of shares outstanding                        10,946           10,887           10,939           10,841
                                                                  =========        =========        =========        =========

Diluted loss per share                                            $   (2.03)       $   (0.09)       $   (3.69)       $   (0.08)
                                                                  =========        =========        =========        =========
Weighted average number of shares and
   share equivalents outstanding                                     10,946           10,982           10,939           10,984
                                                                  =========        =========        =========        =========

See accompanying "Notes To Consolidated Condensed Financial Statements."

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         For the thirty-nine weeks ended
                                                                         -------------------------------
                                                                            October 28,   October 30,
                                                                               2000           1999
                                                                            ----------    ----------
 Net cash flow used for operating activities                                   (8,129)        (1,106)

 Cash flow for investing activities:
     Additions to fixed assets                                                 (6,273)       (11,376)
     Proceeds from disposal of J. Peterman assets                               4,300              -
     Business acquisition                                                           -        (11,830)
                                                                             --------       --------
 Net cash flow used for investing activities                                   (1,973)       (23,206)
                                                                             --------       --------
 Cash flow from financing activities:
     Direct borrowings under revolving line of credit                          13,299         18,400
     Repayment of long-term debt                                               (1,710)           (90)
     Proceeds from issuance of common stock                                        17            259
     Debt issue costs paid                                                       (986)             -
                                                                             --------       --------
 Net cash flow provided from financing activities                              10,620         18,569
                                                                             --------       --------
       Net Cash provided (used)                                              $    518       $ (5,743)
                                                                             ========       ========
Cash and cash equivalents:
     At beginning of period                                                  $  3,587       $  7,429
     At end of period                                                           4,105          1,686
                                                                             --------       --------
       Net Cash provided (used)                                              $    518       $ (5,743)
                                                                             ========       ========
Supplemental disclosure of noncash investing activities:
       A noncash gain of $1.001 on sale of an asset was recognized when the
       Company sold the asset for inventory.


See accompanying "Notes To Consolidated Condensed Financial Statements."

                   PAUL HARRIS STORES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Paul Harris Stores, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company and its subsidiary filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on October 16, 2000. The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of Indiana.

The unaudited consolidated condensed financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. The information furnished, in the opinion of management, includes all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported.

The Company's fiscal year ends on the Saturday closest to January 31. All references in this report to fiscal years are to the calendar years in which such fiscal years began. For example, fiscal 2000 refers to the fiscal year that began on January 30, 2000, and will end on February 3, 2001.

The results of operations for the first, second and third quarters of fiscal 2000 are not necessarily indicative of the results to be expected for all of fiscal 2000. The Company has historically produced a majority of its income in the fourth quarter of the fiscal year due to the stronger sales experienced during the month of December.

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

2. CHAPTER 11 BANKRUPTCY

On October 16, 2000 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Indiana at Indianapolis, Indiana (the "Bankruptcy Court"), Case No. 00-12467 (the "Chapter 11 Case").

The Company's financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, liquidation of liabilities and commitments in the normal course of business. The Chapter 11 Case, related circumstances and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on a going-concern basis is dependent upon, among other things, confirmation of a plan of reorganization and future profitable operations. Realization of the Company's assets and liquidation of its liabilities at their recorded amounts is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

The Company expects to reorganize under Chapter 11 and propose a reorganization plan that provides for emergence from bankruptcy during 2001. At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effects on the Company's business. Those Petition Date liabilities that are expected to be paid or compromised under a plan of reorganization are separately classified as "Liabilities Subject to Compromise" in the accompanying unaudited Consolidated Condensed Balance Sheet and as of October 28, 2000 include the following items (in thousands):


          Accounts payable                               $     17,876
          Deferred compensation                                 1,993
          Estimated rejected lease claims                       1,521
          Other accrued liabilities                             1,426
          Tax liabilities                                       1,062
                                                         ------------
          Total                                          $     23,878
                                                         ============

The expense resulting from the Company's Chapter 11 filing and subsequent reorganization efforts has been separated from ordinary operations and is classified as reorganization expense in the accompanying Consolidated Condensed Statements of Loss for the thirteen and thirty-nine weeks ended October 28, 2000. These expenses include the following items (in thousands):


          Estimated rejected lease claims                $      1,521
          Write-off of leasehold improvements,
            equipment and fixtures                              1,158
          Professional fees                                       378
                                                         ------------
          Total                                          $      3,057
                                                         ============

As part of its reorganization activities, the Company is undertaking a review of the long-term profitability of all store sites and of the recoverability of any related recorded asset values. However, the Company cannot, at this time, make a determination as to the impact of this review on its financial statements in future periods.

3. EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the quarter and fiscal year-to-date. Diluted earnings per share are based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the quarter and fiscal year-to-date. The potential common shares in fiscal 2000 of approximately 6,000 and 50,000 for the quarter and fiscal year-to-date, respectively, were excluded because their inclusion would have had an anti-dilutive effect on earnings per share. The following table (in thousands) reconciles the numerators and denominators used in the basic and diluted earnings per share computations:

                                              For the thirteen weeks ended                  For the thirty-nine weeks ended
                                              ----------------------------                  -------------------------------
                                        October 28, 2000        October 30, 1999       October 28, 2000        October 30, 1999
                                      -------------------    ---------------------    -------------------    ----------------------
                                       Net Loss   Shares      Net Loss      Shares    Net Loss    Shares     Net Income     Shares
                                      ---------   -------    ----------    -------    ---------   -------    ----------    --------
Basic loss and outstanding shares     $ (22,166)   10,946    $   (1,026)    10,887    $ (40,335)   10,939     $    (904)     10,841
Effect of dilutive options                    -         -             -         95            -         -             -         143
                                      ---------   -------    ----------    -------    ---------   -------     ---------    --------
Diluted loss and outstanding
   equivalent shares                  $ (22,166)   10,946    $   (1,026)    10,982    $ (40,335)   10,939     $    (904)     10,984
                                      =========   =======    ==========    =======    =========   =======     =========    ========

4. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

On October 17, 2000, the Bankruptcy Court approved Debtor-In-Position Financing ("DIP Facility") on an interim basis amending and assuming an existing committed credit facility of $45.0 million, which may be used for direct borrowings and letters of credit. The DIP Facility matures on June 30, 2001. The agreement allows the Company to borrow at interest rates equaling the prime rate (as defined in the DIP Facility) plus 2.0 percent. Letters of credit issued under the DIP Facility carry initial issuance fees plus negotiation fees of 2.0 percent of the face amount of each letter of credit.

The DIP Facility is collateralized by the Company's inventory, equipment, fixtures, cash and assignment of leases. The Company is also required to maintain its primary operating cash accounts with the institution which is party to the facility.

The DIP Facility contains financial covenants related to maximum disbursements, minimum sales and the submission of certain financial information.

As of October 28, 2000, there were $28.4 million of direct borrowings under the financing, outstanding letters of credit of $8.1 million and available borrowings under the borrowing formula of the facility of $1.2 million.

5. INCOME TAXES

The Company has provided a full valuation allowance to offset tax benefits arising from current year losses as their ultimate realization is uncertain.

6. DISPOSITION OF ASSETS

In October 2000, the Company entered into agreements selling substantially all of the assets of The J. Peterman Company. The decision to sell the assets of J. Peterman was announced on August 18, 2000 based on management's decision to focus on the core business of Paul Harris. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121") and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has recorded a $10.2 million "Provision for Loss on Disposition", $7.5 million of which was reported in the second quarter. The additional provision in the third quarter relates primarily to the further write-down of inventory to fair market value. The portion of the provision related to inventories is recorded as a separate adjustment to Gross Income with the remaining portion as a separate line in operating expenses on the Consolidated Condensed Statements of Loss. The net carrying value of the assets sold and proceeds were as follows (in thousands):

          Merchandise inventories                        $      8,774
          Furniture, fixtures and equipment                     1,182
          Other intangible assets, net                          4,004
          Accrued exit costs                                      495
          Fair market value adjustment                        (10,155)
                                                         ------------
          Net Proceeds                                   $      4,300
                                                         ============

Exclusive of the "Provision for Loss on Disposition", J. Peterman's revenues and pre-tax results of operations did not exceed five percent of the Company's consolidated revenues and pre-tax results of operations for any periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: local, regional and national economic conditions; extreme or unseasonable weather conditions; the availability of adequate financing to meet working capital and other needs; locating stores correctly and generating increased sales and productivity; legislation and regulatory matters affecting payroll costs or other aspects of retailing; the ability to identify and respond to emerging fashion trends; internal computerized systems functioning properly; foreign and domestic labor and manufacturing conditions; governmental actions such as import or trade restrictions; and the results of the Company's pending Chapter 11 Bankruptcy proceedings.

On October 16, 2000 (the "Petition Date"), Paul Harris filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. Under Chapter 11, the Company will operate its business as a debtor-in-possession. Additionally, a creditor committee has been formed and will have the right to review and object to any non-ordinary course business transactions and participate in the formulation of any plan or plans of reorganization.

As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and other parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be developed and ultimately to be voted upon by all impaired classes of creditors and equity holders and approved by the Bankruptcy Court.

OVERVIEW

As of October 28, 2000, the Company operated 307 stores in 28 states under the Paul Harris ("PH") and Paul Harris Direct ("PHD") names. These stores are a specialty retailer of moderately priced casual apparel and accessories for women sold under the Paul Harris, Paul Harris Design, Paul Harris Denim and other Paul Harris brand names. The Paul Harris stores have a significant concentration of locations in the Midwest.

The Company's stores currently average approximately 4,900 gross square feet and are located primarily in regional enclosed shopping malls and, to a lesser extent, strip shopping centers. During the first three quarters of fiscal 2000, the Company opened 9 and closed 20 PH stores. The Company has recently finalized agreements to dispose of substantially all of the J. Peterman assets resulting in the closing of all J. Peterman stores (see Note 6. "Disposition of Assets" of "Notes To Consolidated Condensed Financial Statements").

RESULTS OF OPERATIONS

The following discussion is based upon the unaudited consolidated condensed financial statements appearing elsewhere in this report. The following table sets forth certain statement of loss items as a percentage of net sales.

                    PAUL HARRIS STORES, INC. AND SUBSIDIARIES
                 RESULTS OF OPERATIONS AS A PERCENT OF NET SALES


                                                             Thirteen weeks ended    Thirty-nine weeks ended
                                                           -----------------------   ------------------------
                                                           October 28,  October 30,  October 28,   October 30,
                                                              2000         1999         2000          1999
                                                           ----------   ----------   ----------    ----------
Net sales                                                    100.0%      100.0%        100.0%         100.0%
Cost of sales, including certain occupancy expenses
  exclusive of depreciation (1)                               77.0%       63.5%         74.6%          63.1%
Provision for loss on disposition of J. Peterman
  inventories                                                  4.5%        0.0%          4.0%           0.0%
                                                           -------     -------       -------        -------
   Gross income                                               18.5%       36.5%         21.4%          36.9%

Selling, general and administrative expenses (2)              40.3%       35.2%         37.9%          34.3%
Employee separation expense                                    0.0%        0.0%          1.7%           0.0%
Provision for loss on disposition of other
   J. Peterman assets                                          0.0%        0.0%          1.6%           0.0%
Depreciation and amortization                                  3.7%        3.4%          3.7%           3.3%
Gain on sale of asset                                         (1.7%)       0.0%         (0.6%)          0.0%
Interest expense, net                                          2.4%        0.5%          1.5%           0.1%
                                                           -------     -------       -------        -------
   Loss before reorganization expense and income taxes       (26.2%)      (2.6%)       (24.4%)         (0.8%)
Reorganization expense                                         5.3%        0.0%          1.7%           0.0%
                                                           -------     -------       -------        -------
   Loss before income taxes                                  (31.5%)      (2.6%)       (26.1%)         (0.8%)
Income tax expense (benefit)                                   6.7%       (1.0%)        (3.9%)         (0.3%)
                                                           -------     -------       -------        -------
   Net loss                                                  (38.2%)      (1.6%)       (22.2%)         (0.5%)
                                                           =======     =======       =======        =======

(1) Occupancy expenses include store level base rent, percentage rent and real estate taxes.
(2) Includes all store level occupancy expenses not included in cost of sales.

THIRD QUARTER OF FISCAL 2000

The Company's net sales decreased to $57.9 million in the third quarter of fiscal 2000 from $62.6 million in the third quarter of fiscal 1999, a decrease of $4.6 million or 7.4 percent. The decrease in net sales was primarily attributable to a 15.5 percent decrease in apparel sales price per unit and a
29.6 percent decrease in accessory units sold, offset in part by an 8.6 percent increase in apparel units sold during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Comparable store sales decreased by 8.1 percent during the quarter. The Company operated 307 stores as of October 28, 2000, compared to 329 stores as of October 30, 1999.

Gross income decreased to $10.7 million in the third quarter of fiscal 2000 from $22.9 million for the same period in the prior year, a decrease of $12.2 million or 53.4 percent. Gross income as a percentage of net sales decreased to 18.5 percent in the third quarter of 2000 compared to 36.5 percent in the third quarter of 1999. Gross income was negatively affected by a 27.1 percent decrease in selling margins primarily due to the impact of price discounting on end-of-season inventories, a "Provision for Loss on Disposition of J. Peterman Inventories" and additional reserves on spring/summer merchandise. The "Provision for Loss on Disposition" is a $2.6 million write-down of the recorded value of J. Peterman inventories to estimated fair market value. On October 10, 2000, the Company entered into an agreement to dispose of the J. Peterman inventory (see Note 6. "Disposition of Assets" of "Notes To Consolidated Condensed Financial Statements").

Selling, general and administrative expenses increased to $23.4 million, or 40.3 percent of net sales, for the third quarter of fiscal 2000 from $22.0 million, or 35.2 percent of net sales, for the third quarter of fiscal 1999. The largest components of the $1.3 million increase were $368,000 in additional occupancy related costs for PH stores and $313,000 for increased business services costs.

Gain on sale of asset of $1.0 million represents the excess over the recorded value of an asset sold to an overseas vendor in exchange for merchandise on order with such vendor.

Interest expense, net, was an expense of $1.4 million for the third quarter of fiscal 2000 compared to an expense of $311,000 for the third quarter of fiscal 1999. The increased expense primarily resulted from additional borrowings under the Company's revolving line of credit to fund seasonal inventories and operations, higher interest rates and amortization of increased deferred loan costs.

Reorganization expense of $3.1 million includes estimated rejected lease claims of $1.5 million on nine stores closed at the end of the third quarter, $1.2 million for the write-off of leasehold improvements, equipment and fixtures on those stores and $378,000 in professional fees. The Bankruptcy Code allows the rejection of unfavorable leases and requires the estimation of a liability at the greater of one year's lease payments or 15 percent of scheduled lease payments over the remaining lease life.

Income tax expense of $3.9 million for the third quarter of fiscal 2000 reflects the impact of a full valuation allowance being recorded on current year losses. The $617,000 of accrued benefit for the third quarter of fiscal 1999 was accrued at an effective interest rate of 37.5 percent.

As a result of the above factors, the Company recorded a net loss of $22.2 million or $2.03 per diluted share for the third quarter of fiscal 2000 compared to a net loss of $1.0 million or $0.09 per diluted share for the third quarter of fiscal 1999.

FIRST NINE MONTHS OF FISCAL 2000

The Company's net sales increased to $180.1 million in the first nine months of fiscal 2000 from $177.5 million in the first nine months of fiscal 1999, an increase of $2.6 million or 1.5 percent. The increase in net sales was primarily attributable to higher J. Peterman sales resulting from a 183 percent increase in units sold. The significant increase in units includes the impact of units sold during a special promotion in four cities. The Company operated 307 stores as of October 28, 2000 compared to 329 stores on October 30, 1999. Comparable store sales decreased by 2.5 percent for the first nine months of fiscal 2000.

Gross income decreased to $38.4 million in the first nine months of fiscal 2000 from $65.5 million for the same period in the prior year, a decrease of $27.1 million or 41.4 percent. Gross income, as a percentage of net sales, decreased to 21.4 percent in the first nine months of fiscal 2000 from 36.9 percent of net sales for the first nine months of fiscal 1999. Gross income was negatively impacted by a 9.2 percentage point decrease in selling margins, a "Provision for Loss on Disposition of J. Peterman Inventories" and additional reserves to reduce the carrying value of out-of-season inventories on-hand at the end of the first nine months of fiscal 2000. The selling margin decrease is primarily due to management's decision to reduce the selling price on all spring/summer inventories in order to sell through the inventory by the end of the third quarter and an 8.6 percent increase in apparel cost per unit sold. The "Provision for Loss on Disposition" is a $7.2 million write-down of the recorded value of J. Peterman inventories to estimated fair market value (see Note 6. "Disposition of Assets" of "Notes To Consolidated Condensed Financial Statements"). The 1.5 percent increase in sales partially offset the selling margin decrease.

Selling, general and administrative expenses increased to $68.3 million, or 37.9 percent of net sales, for the first nine months of fiscal 2000 from $60.9 million, or 34.3 percent of net sales, for the first nine months of fiscal 1999. The largest components of the $7.4 million increase were $1.3 for increased business services costs, $1.3 million resulting from increased J. Peterman store and overhead expenses in fiscal 2000 including incremental distribution and administrative costs, $1.2 million in additional occupancy related costs for PH stores primarily related to store openings, expansions and scheduled lease increases, $867,000 in higher PH store wages primarily attributable to a 9.3 percent increase in average hourly store wages, $529,000 for increased medical insurance claims and administrative costs and $453,000 for costs associated with a J. Peterman special promotion.

Employee separation expense is a one-time $3.0 million charge for a settlement reached on March 13, 2000, between the Company's Board of Directors and the Company's former CEO to buy-out the remaining years of the CEO's employment contract. The expense includes deferred compensation to be paid out over the next three years plus other costs associated with the settlement. On the balance sheet, the deferred compensation is classified under liabilities subject to compromise.

Provision for loss on disposition of other J. Peterman assets is a $2.9 million accrual to write-down the recorded value of J. Peterman assets to their estimated fair market value. In October 2000, the Company signed agreements to dispose of substantially all of the J. Peterman assets (see Note 6. "Disposition of Assets" of "Notes To Consolidated Condensed Financial Statements").

Depreciation and amortization increased to $6.7 million for the first nine months of fiscal 2000 from $5.9 million for the second half of fiscal 1999, an increase of $806,000 or 13.7 percent. As a percentage of net sales, depreciation and amortization increased to 3.7 percent in the first nine months of fiscal 2000 from 3.3 percent in the first nine months of fiscal 1999. The increase was primarily a result of approximately $7.8 million in fixed asset expenditures during the fourth quarter of fiscal 1999 and first nine months of fiscal 2000. The increase in fixed assets includes the installation of a new merchandising and general ledger system in the second half of fiscal 1999, which has a shorter depreciable life than most other depreciable assets of the Company.

Gain on sale of asset of $1.0 million represents the excess over the recorded value of an asset sold to an overseas vendor in exchange for merchandise on order with such vendor.

Interest expense, net, was $2.8 million for the first nine months of fiscal 2000 compared to $129,000 for the first nine months of fiscal 1999. The increased expense of $2.7 million was primarily due to additional short-term borrowings to fund seasonal inventories and operations, higher interest rates and amortization of increased deferred loan costs.

Reorganization expense of $3.1 million includes estimated rejected lease claims of $1.5 million on nine stores closed at the end of the third quarter, $1.2 million for the write-off of leasehold improvements, equipment and fixtures on those stores and $378,000 in professional fees. The Bankruptcy Code allows the rejection of unfavorable leases and requires the estimation of a liability at the greater of one year's lease payments or 15 percent of scheduled lease payments over the remaining lease life.

Income tax benefit of $7.0 million for the first nine months of fiscal 2000 reflects the impact of a full valuation allowance being recorded on current year losses. The $544,000 of accrued benefit for the first nine months of fiscal 1999 was accrued at an effective interest rate of 37.5 percent.

As a result of the above factors, the Company incurred a net loss of $40.3 million or $3.69 per diluted share for the first nine months of fiscal 2000 compared to a net loss of $904,000 or $0.08 per diluted share for the first nine months of fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

On October 17, 2000, the Bankruptcy Court approved a DIP Facility on an interim basis amending and assuming an existing committed credit facility of $45.0 million, which may be used for direct borrowings and letters of credit. The DIP Facility matures on June 30, 2001. The Company's primary sources of working capital consist of internally generated cash and its DIP facility borrowings. The Company may make direct borrowings up to the maximum of the facility subject to a prescribed borrowing formula. As of October 28, 2000, there were $28.4 million of direct borrowings under the DIP facility. The balance of outstanding letters of credit was $8.1 million and the amount of available borrowings under the borrowing formula of the DIP facility was $1.2 million at October 28, 2000. The annual interest rate on the direct borrowings outstanding under the DIP facility is a variable rate equal to the prime rate of the Company's lender plus
2.0 percent. In addition, letters of credit carry an initial issuance fee, plus a negotiation fee of 2.0 percent of the face amount of such letters of credit. The DIP facility also contains certain financial covenants that set limits on maximum disbursements and minimum sales and requires the submission of certain financial information. A failure to comply with these covenants could adversely affect the Company's liquidity. The DIP facility is secured by a security interest in the Company's inventory, equipment, fixtures, cash and assignment of leases.

Net cash used for operating activities was $8.1 million in the first nine months of fiscal 2000 compared to net cash used of $1.1 million in the first nine months of fiscal 1999. The primary reason for the decrease in net cash flow from operating activities includes a $32.6 million reduction in cash flows from earnings (net of non-cash reconciling items), offset by a $7.9 million decrease in inventories from year-end 1999 compared to a prior-period increase of $17.6 million from year-end 1998. The significant change in cash flows from inventories is primarily due to the timing of inventory receipts and the handling of spring/summer merchandise. Inventory typically received during the month of October was delayed until November due to the Company's cash shortage which ultimately resulted in the filing for Chapter 11 Bankruptcy protection (see Notes 2. "Chapter 11 Bankruptcy" of "Notes To Consolidated Financial Statements"). In fiscal 2000, spring/summer merchandise was retained at the store and substantially sold through by the end of the third quarter, in contrast to fiscal 1999 when spring/summer merchandise was returned to headquarters to be redistributed to the stores in spring 2000.

Net cash used for investing activities was $2.0 million in the first nine months of fiscal 2000 primarily for $6.3 million in capital expenditures for the remodeling/relocation of 15 existing stores and opening of 9 new stores, offset by proceeds of $4.3 million from the disposal of J. Peterman assets. Net cash used in the first nine months of fiscal 1999 was $23.2 million, which included $11.8 million for the acquisition of J. Peterman assets, $6.7 million primarily related to opening, remodeling and relocating of stores and $4.7 million for costs associated with implementing a new merchandising and general ledger system. The Company expects to spend approximately $6.5 million on store remodels/relocations, new stores and other capital expenditures during fiscal 2000, of which $6.3 million had been spent as of October 28, 2000.

Net cash flow from financing activities was $10.6 million for the first nine months of fiscal 2000 primarily the result of direct borrowings of $13.3 million under the Company's revolving credit and DIP facilities, which includes $1.7 million used to pay-off the mortgage on the Company's headquarters and distribution center.

The Company believes that its cash balance at the end of the first nine months of fiscal 2000, combined with its cash flow from operations and borrowings under its DIP Facility, will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through fiscal 2000 and into fiscal 2001. The Company's uses of capital for the remainder of fiscal 2000 are expected to include working capital for operating expenses and satisfaction of liabilities incurred subsequent to the Petition Date, expenditures related to maintaining its stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Case. The Company's capital requirements, and its ability to obtain financing, may vary significantly from those anticipated, however, depending particularly on operating results and other factors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Case.

As a debtor-in-possession, actions against the Company to collect pre-petition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of a reorganization plan. To date, the Company has received approval to pay customary obligations associated with the daily operations of its business, including the timely payment of new inventory shipments, employee wages and other obligations. The ultimate amount of, and settlement terms for, the Company's pre-petition liabilities are subject to the approval of a plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company considers the market risks of its variable interest rate borrowings to not be material to its financial condition.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On October 16, 2000, Paul Harris filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana, Indianapolis, Indiana 98101, Case No. 00-12467. Under Section 362 of the Bankruptcy Code, during the Chapter 11 Case, creditors and other parties in interest may not, without Bankruptcy Court approval: (i) commence or continue judicial, administrative or other proceedings against the Company that were or could have been commenced prior to commencement of the Chapter 11 Case, or recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the Company; (iii) take any action to obtain possession of or exercise control over property of the Company or its estate; (iv) create, perfect or enforce any lien against the property of the Company; (v) collect, assess or recover claims against the Company that arose before the commencement of the case; or (vi) set off any debt owing to the Company that arose prior to the commencement of the case against a claim of such creditor or party in interest against the Company that arose before the commencement of the case.

Although the Company is authorized to operate its business and manage its properties as a debtor-in-possession, it may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, pre-petition contracts and unexpired leases. Any damages resulting from rejection are treated as general unsecured claims in the reorganization case, subject to certain limitations under the Bankruptcy Code.

Under the Bankruptcy Code, as a general matter, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Generally, unsecured and undersecured debt does not accrue interest after the Petition Date. Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 Case are generally allowable against the Company in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including without limitation those which arise in connection with the rejection of executory contracts and leases, are expected to be substantial. The Company has established certain reserves approximating what the Company believes will be its liability under some of these claims.

Inherent in a successful plan of reorganization is a capital structure, which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 Case, in general, or the effects of the Chapter 11 Case on the business of the Company or on the interests of creditors or shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:    4(a)(iii)  Forbearance and Second Amendment to Loan and
                            Security Agreement dated as of October 13, 2000.
                 4(a)(iv)   Amended and Restated Assumption Agreement and
                            Amendment to Loan Documents dated as of November 9,
                            2000.
                 27         Financial Data Schedule

(b) Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PAUL HARRIS STORES, INC.
                                             (Registrant)


Date:  December 15, 2000               /s/ Richard R. Hettlinger
                                       -----------------------------------------
                                       Sr. VP and Chief Financial Officer
                                       (Signing on behalf of the registrant and
                                       as principal financial officer)